Form 10-Q
period 1993-12-31
NUI CORP
filed 1994-02-14
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 31, 1993     Commission File # 1-8353



                                   NUI CORPORATION
               (Exact name of registrant as specified in its charter)





                   22-1869941                          New Jersey
  (I.R.S. employer identification no.)           (State of incorporation)


         550 Route 202-206, P.O. Box 760, Bedminster, New Jersey 07921-0760
            (Address of principal executive offices, including zip code)


                                   (908) 781-0500
                (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                                    Yes  X   No


     The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1993: Common Stock, No Par Value:
     8,252,207 shares outstanding.






                           NUI Corporation and Subsidiaries
                     Condensed Statements of Consolidated Income
                   (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                           December 31,

                                                          1992      1993
           Operating Revenues                          $101,115  $105,603
                                                        -------   -------

           Operating Expenses
              Purchased gas and fuel                     56,105    58,834

              Other operation                            15,813    17,469
              Maintenance                                 1,306     1,480
              Depreciation and amortization               3,744     4,184

              General taxes                              10,626    11,142
              Income taxes                                3,486     3,143
                                                        -------   -------

              Total operating expenses                  91,080    96,252
                                                       -------   -------

           Operating Income                              10,035     9,351
                                                        -------   -------
           Other Income and Expense
              Dividend and interest income                   96        72
              Other income, net                             137       219

              Income taxes                                 (125)      (36)
                                                        -------   -------
              Total other income and expense, net           108       255
                                                        -------   -------
           Interest Expense                               3,385     3,754
                                                        -------   -------

           Net Income                                    $6,758    $5,852
                                                        =======   =======
           Net Income Per Share of Common Stock           $0.84     $0.71


           Dividends Per Share of Common Stock           $0.395     $0.40

           Weighted Average Number of Shares of
           Common Stock Outstanding                   8,057,535 8,218,227

           See the notes to the condensed consolidated financial statements.

                           NUI Corporation and Subsidiaries
                        Condensed Consolidated Balance Sheets
                                (Dollars in thousands)

                                                                  December
                                                       September     31,
                                                        30,1993     1993

              ASSETS
           Property, Plant and Equipment
              Utility plant, at original cost         $483,853  $494,659
              Accumulated depreciation and
              amortization                            (151,725) (155,220)

              Unamortized plant acquisition             15,084    24,068
              adjustment                               -------   -------

                                                       347,212   363,507
              Net utility plant                        -------   -------

           Funds for Construction Held by Trustee       24,184    21,474


           Investments in Marketable Securities          3,986     3,468
           Current Assets
              Cash and temporary cash investments        1,873     1,733

              Accounts receivable                       27,675    58,242
              Allowance for doubtful accounts           (1,225)   (1,813)
              Fuel inventories, at average cost, and
              deferred cost of gas, net                 28,456    25,881
              Deferred Federal income taxes              2,625     2,625

              Materials, supplies and other             10,031    12,086
                                                       -------   -------

                                                        69,435    98,754
              Current assets                           -------   -------

                                                        41,719    42,754
           Deferred Charges and Other Assets           -------   -------

                                                      $486,536  $529,957
                                                       =======   =======
           See the notes to the condensed
           consolidated financial statements.

                           NUI Corporation and Subsidiaries
                        Condensed Consolidated Balance Sheets
                                (Dollars in thousands)

                                                                  December
                                                       September     31,
                                                        30,1993     1993

              CAPITALIZATION AND LIABILITIES
           Capitalization
              Common shareholders' equity             $122,384  $126,385
              Preferred stock                               --        --

              Long-term debt                           142,090   142,182
                                                       -------   -------
              Capitalization                           264,474   268,567
                                                       -------   -------

                                                        12,290    12,051
           Capital Lease Obligations                   -------   -------

           Current Liabilities
              Current portion of long-term debt and
              capital lease obligations                  3,882     3,713
              Notes payable to banks                    69,325    87,125
              Accounts payable, customer deposits and
              accrued liabilities                       48,513    48,027
              General taxes                              6,078    15,349
              Federal income taxes                       5,057     8,102
                                                       -------   -------
              Current liabilities                      132,855   162,316
                                                       -------   -------

           Deferred Credits and Other Liabilities
              Deferred Federal income taxes             36,703    40,023
              Unamortized investment tax credits         7,687     7,555

              Other liabilities                         32,527    39,445
              Deferred credits and other liabilities    76,917    87,023
                                                       -------   -------
                                                      $486,536  $529,957
                                                       =======   =======

           See the notes to the condensed
           consolidated financial statements.

                           NUI Corporation and Subsidiaries
                        Statements of Consolidated Cash Flows
                                (Dollars in thousands)
                                                        Three Months Ended
                                                           December 31,
                                                          1992      1993
           Operating Activities

           Net income                                   $6,758    $5,852
           Adjustments to reconcile net income to net
           cash provided by operating
                 activities:
              Depreciation and amortization              4,101     4,489
              Deferred Federal income taxes                457       199
              Amortization of deferred investment tax
              credits                                     (113)     (132)
              Other                                        894       935

           Effect of changes in:
              Accounts receivable, net                 (20,765)  (29,979)
              Fuel inventories and deferred cost of
              gas, net                                   3,150     2,575
              Accounts payable, deposits and accruals   (1,273)    4,604
              General taxes                              9,026     9,271

              Other                                    (4,959)   (3,415)
                                                       -------   -------
           Net cash used by operating activities       (2,724)   (5,601)
                                                      -------   -------
           Financing Activities
           Proceeds from sales of Common Stock           1,453     1,271
           Dividends to shareholders                    (3,178)   (3,284)
           Funds for construction held by trustee        2,999     2,900

           Principal payments under capital lease
           obligations                                    (467)     (497)
           Net short-term borrowings                     9,575    17,800
                                                       -------   -------
           Net cash provided by financing activities    10,382    18,190
                                                       -------   -------
           Investing Activities
           Cash expenditures for property, plant and
           equipment                                    (7,688)  (13,092)

           Proceeds from (investments in) marketable
           securities                                     (129)      659
           Other                                          (220)     (296)
                                                       -------   -------

                                                        (8,037)  (12,729)
           Net cash used for investing activities      -------   -------

           Net Decrease in Cash and Temporary Cash       $(379)    $(140)
           Investments                                 =======   =======

           Cash and Temporary Cash Investments
           At beginning of period                       $3,487    $1,873
           At end of period                              3,108     1,733

           Supplemental Disclosures of Cash Flows           --        --
           Income taxes paid
           Interest paid                                $6,064    $6,450

           See the notes to the condensed consolidated financial statements.

                           NUI Corporation and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements



          1.   Basis of Presentation

               The Condensed Consolidated Financial Statements, which include the accounts of NUI Corporation ("NUI") and its subsidiaries (the "Company"), have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

               The Company, through NUI's principal operating subsidiary, Elizabethtown Gas Company ("EGC"), distributes natural gas in New Jersey and Florida. See "Pending Acquisition," Note 3 of the Notes to the Condensed Consolidated Financial Statements. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

          2.   Changes in Accounting

               Postretirement Benefits Other Than Pensions. The Company provides certain health care benefits to substantially all retirees receiving benefits under a Company pension plan (other than the Florida Division plan) who reach retirement age while working for the Company. The cost of these benefits is funded as claims are incurred.

               As of October 1, 1993, the Company adopted the accounting method required by Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires enterprises to accrue the expected cost of these benefits during the years that eligible employees render the necessary service. The adoption of SFAS No. 106 resulted in an accumulated postretirement benefit obligation ("APBO") amounting to $20.6 million, which the Company has elected to recognize over a twenty-year period. The actuarially computed annual cost, including the amortization of the transition obligation, totals $2.9 million.

               The annual rate of increase in health care costs was assumed at 12.5% for 1994 decreasing to 5% in 2004 and thereafter. The discount rate used to determine the APBO was 7%. A one-percent increase in the annual health care trend rates would have increased the APBO by $3.3 million and the annual cost by $0.6 million.

               The Company has received an order from the New Jersey Board of Regulatory Commissioners (the "NJBRC") permitting it to defer for as long as five years the difference between the amount of expense computed as claims are incurred and the amount computed on the accrual method, pending ratemaking treatment that would be considered in a full rate case. The consensus issued in 1993 by the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") permits rate regulated companies to defer such expenses when ratemaking treatment provides for them to be fully recovered in the subsequent fifteen-year period. The Company expects to seek ratemaking treatment that is consistent with the EITF's consensus and, accordingly, has deferred $0.5 million of such costs in the three months ended December 31, 1993.

               The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and the annual deferrals and expense.

               Income Tax Accounting. As of October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which changes the method used by enterprises to account for income taxes. Under SFAS No. 109, deferred income taxes are provided at currently enacted income tax rates for all temporary differences between the book and tax bases of assets and liabilities. Adoption of SFAS No. 109 does not have a material effect on the Company's net income because deferred taxes previously not provided are recoverable from or payable to customers through future rates as taxes come due, and, accordingly, regulatory assets and liabilities have been recorded. As of October 1, 1993, the Company increased the deferred tax liability by $5.8 million, increased the unamortized plant acquisition adjustment by $9.2 million and recorded a net regulatory liability of $3.4 million.

               The net deferred tax liability as of the date of adoption consisted of the following temporary differences (dollars in thousands):
                                                         Net Asset
                                                         (Liability)
           Depreciation and other utility                $(36,002)
           plant differences
           Plant acquisition adjustment                    (9,471)
           Alternative minimum tax                          2,060

           Unamortized investment tax                       4,256
           credit

           Valuation of properties and                        947
           investments
           Deferred charges and other                      (3,004)
                                                          -------
                                                         $(41,214)
                                                          =======

               The deferred income taxes classified under current assets principally relates to temporary differences associated with gross receipts and franchise taxes.


          3.   Pending Acquisition

               On July 27, 1993, NUI and Pennsylvania & Southern Gas Company ("PSGS") entered into an Agreement and Plan of Merger, pursuant to which PSGS would be merged with and into NUI (the "PSGS Merger"). Under the Agreement and Plan of Merger, NUI will acquire all of the outstanding common shares of PSGS for approximately $17 million, payable in shares of NUI common stock, no par value, ("NUI Common Stock") equivalent to $71.50 per PSGS share, except that each shareholder will receive no less than 2.4 and no more than 3.0 shares of NUI Common Stock for each PSGS share held. The exchange value of the NUI Common Stock will be established immediately prior to the merger. The PSGS Merger will be consummated upon receipt of all required regulatory approvals, the approval of the stockholders of PSGS, and the satisfaction or waiver of certain other conditions. Upon the effectiveness of the PSGS Merger, NUI would assume all of the rights and obligations of PSGS. Following the PSGS Merger, EGC will be merged with and into NUI (the "EGC Merger").

               The PSGS Merger will be accounted for as a purchase of PSGS by NUI in accordance with generally accepted accounting principles. Accordingly, due to the effects of the regulatory process, the underlying net assets of PSGS will become the assets of NUI at, generally, their historical net book value and the excess of the purchase price over the historical net book value of the underlying net assets of PSGS, which amounts to approximately $6.8 million, will be added to utility plant as a "utility plant acquisition adjustment," which will be amortized over a thirty-year period that approximates the remaining useful life of the utility plant acquired.

               Under its business plan, the Company concentrates on customer growth and the profitability of the gas distribution business. The PSGS Merger, which will result in a seven percent increase in the number of customers served, and the EGC Merger, through which NUI will become an operating utility company with three divisions providing gas service in six states, fit within the business plan.

          4.   Common Shareholders' Equity

               The components of common shareholders' equity were as follows (dollars in thousands):

                                                       September  December
                                                        30, 1993  31, 1993

           Common Stock, no par value                 $114,895  $116,166

           Shares held in treasury                        (797)     (797)
           Retained earnings                             9,718    12,325
           Valuation of marketable securities              (93)       --

                                                        (1,339)   (1,309)
           Subsidiary's guaranty of ESOP indebtedness  -------   -------

                                                      $122,384  $126,385
           Total common shareholders' equity           =======   =======

          5.   Contingencies

               Environmental Matters. The Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection and Energy (the "NJDEPE"), and other federal and state agencies.

               The Company owns, or previously owned, certain properties on which gas was manufactured by the New Jersey Division or by other parties in the past. Coal tar residues are present on six of these sites and the Company has reported their presence to the EPA, the NJDEPE and the NJBRC. In April 1991, the NJDEPE issued an Administrative Consent Order that establishes the procedures to be followed by the Company in the development of its remediation plan for one of the sites. Subsequently, the Company and the NJDEPE entered into Memoranda of Agreement that establish procedures for the development of investigation and remediation plans for the other five sites.

               The Company expects it will expend in the next twenty years approximately $25 million, net of approximately $6 million that the Company estimates will be borne by the prior owner and operator of certain of the sites, to complete investigation of such sites and the remediation of the coal tar contamination. The Company, with the assistance of an outside consulting firm, determined the estimated expenditure by assessing the cost of (1) obtaining additional required data about each site and (2) the applicable remedial action, among those currently known, that is most appropriate for each site. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEPE, and may be less or greater than the Company's current estimate. The Company has an accrual of approximately $25 million for investigation and remediation of the sites and the related costs have been deferred on its Consolidated Balance Sheet.

               The Company believes that its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The current base rate order for the New Jersey Division permits the Company to utilize full deferred accounting for coal tar related expenditures, which amounted to approximately $0.3 million for the first three months of fiscal 1994 and $0.2 million for the first three months of fiscal 1993. The current base rate order provides for the recovery through rates at $130,000 annually of coal tar related expenditures incurred prior to the rate order. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates.

               Other. In addition, the Company is involved in various claims or litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                           NUI Corporation and Subsidiaries
                         Summary Consolidated Operating Data
                                                        Three Months Ended
                                                            December 31

                                                          1992      1993
           Operating Revenues (Dollars in thousands):
           Firm Customers:
              Residential                               $49,596   $51,895

              Commercial                                 28,262    30,244
              Industrial                                  6,213     6,336
           Interruptible Customers                       13,218    11,726

           Transportation                                 2,706     3,477
           Broker Sales                                      --       715
           Appliance Leasing, Fees and Other              1,120     1,210
                                                        -------   -------

           Total                                       $101,115  $105,603
                                                        =======   =======
           Gas Sold or Transported (MMcf):
           Firm Customers:
              Residential                                 6,305     6,405

              Commercial                                  4,407     4,557
              Industrial                                  1,286     1,256
           Interruptible Customers                        3,677     3,458

           Broker Sales                                      --       307
           Transportation                                 3,815     4,562
                                                        -------   -------
           Total                                         19,490    20,545
                                                        =======   =======

           Customers Served (Twelve month averages):
           Firm Customers:
              Residential                               296,317   300,898
              Commercial                                 20,716    21,296

              Industrial                                    384       362
           Interruptible and Transportation                 186       200
                                                        -------   -------
           Total                                        317,603   322,756
                                                        =======   =======

           Degree Days:
           New Jersey (normal: 4,978 annually)            1,647     1,633
              Percentage variance from normal                 5%        5%
                                                          warmer    warmer

           Florida (normal: 377 annually)                    63       115

              Percentage variance from normal                44%        6%
                                                          warmer   colder
           Employees                                        984     1,028

                           NUI Corporation and Subsidiaries
             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations



          Overview

               The Company, through EGC, is engaged in the distribution of natural gas in New Jersey and Florida. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.


               Net income decreased to $5.9 million for the three months ended December 31, 1993 as compared with net income of $6.8 million for the same period in the prior year. The decrease as compared with a year ago reflects a higher level of operating expenses and higher interest expense, partly offset by increased sales volumes and margins due to customer growth. Net income expressed on a per share basis was $0.71 for the three months ended December 31, 1993 as compared with $0.84 in the prior year. The effect on net income in the current year's quarter from the adoption of new accounting rules relating to income tax accounting and accounting for post-retirement benefits other than pensions was not material (see "Changes in Accounting," Note 2 of the Notes to the Condensed Consolidated Financial Statements).

          Results of Operations

               Operating Revenues. The Company's operating revenues for the first three months of fiscal 1994 increased by $4.5 million, or 4.5%, from $101.1 million in the fiscal 1993 period to $105.6 million in the current period. The increase principally reflects increases in the number of customers served as well as the effect of gas cost adjustment clauses. Gas cost adjustment clauses in both New Jersey and Florida enable the Company to pass through to customers, through periodic adjustments to the amounts billed, increased or decreased costs incurred by the Company for purchased gas, without affecting operating margins. Adjustments related to changes in gas costs had the net effect of increasing operating revenues by $3.0 million in the first three months of last year, and by $4.8 million in the current period, with offsetting adjustments to purchased gas and fuel costs and to gross receipts and franchise taxes.

               Operating Margins. The Company's operating margins (operating revenues less the costs of purchased gas and fuel and gross receipts and franchise taxes) for the first three months of fiscal 1994 increased by $1.4 million, or 3.9%, from $35.6 million in the fiscal 1993 period to $37.0 million in the current period. The increase principally reflects increases in the number of customers served and a higher level of gas sold or transported to industrial customers.

               The Company's total number of customers served increased by 5,153, or 1.6%, for the first three months of fiscal 1994 as compared with fiscal 1993, and the number of heating customers served in New Jersey increased by 4,812, or 3.0%, as compared with fiscal 1993, including the effects of converting existing water heating and cooking service customers into gas-heating customers.

               Operating margins from industrial customers amounted to $4.1 million in the fiscal 1994 period as compared with $3.3 million in the fiscal 1993 period. The increase principally reflects increased demand from these customers in both the New Jersey and Florida Divisions.

               Operating Income. Although operating margins increased, the Company's operating income before income taxes for the first three months of fiscal 1994 decreased by $1.0 million, or 7.4%, from $13.5 million in the fiscal 1993 period to $12.5 million in the current period, principally as a result of cost increases associated with increased system growth, including the payroll and employee benefits costs attributable to a larger work force. These increases are occurring principally in the Florida division, where the Company's capital expenditure program includes the development of the Port St. Lucie franchise and additional main extensions for future growth. The trend of lower operating income may continue into fiscal 1995 when additional margins are expected to have been added as a result of accelerated customer growth and improved cost recovery.

               Interest Expense. Interest expense for the first three months of fiscal 1994 principally reflects higher outstanding borrowings as compared with the prior year period (see "Financing Activities and Resources").

          Regulatory Matters

               In November 1993, the NJBRC issued guidelines which are designed to provide for unbundling of natural gas transportation and sales services to commercial and industrial customers. Under these guidelines the Company is required to file new tariffs for its New Jersey Division by April 1, 1994. The Company expects the effect of the new tariffs to be neutral to the operating revenues and margins of the Company.

               In response to an initiative by the Florida Public Service Commission, the Company, along with other Florida natural gas utilities, reduced its allowed return on the utility equity of its Florida Division to 11%, which exceeds the return it is currently achieving. Accordingly, the reduction has not affected operating revenues and margins.

          Financing Activities and Resources

               The Company generally funds its operations with internally generated cash, supplemented with borrowings under its bank lines of credit to satisfy seasonal requirements. The Company also borrows under its bank lines of credit to finance portions of its construction expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions. The Company seeks to assure access to funds for system growth and integrity through timely issuances of equity and debt at the lowest reasonable costs that provide fair returns to investors.

               Net cash used by operating activities was $5.6 million for the first three months of fiscal 1994 and $2.7 million a year ago. The Company traditionally incurs a net use of cash during the first quarter of the fiscal year principally as a result of the normal business cycle associated with billing and collecting from customers for gas delivered during the quarter. The level of fuel purchases and inventory on hand, and the timing of payments for these supplies, is dependent upon market conditions, system operating requirements and the demand experienced during the first part of the heating season. The greater increase in the Company's accounts receivable in the first quarter of fiscal 1994 as compared with the same period of fiscal 1993 principally reflects colder weather at the end of the period and the resultant increase in demand and billings.

               In October 1991, pursuant to agreements between EGC and the New Jersey Economic Development Authority, Gas Facilities Revenue Bonds that mature in October 2021 were issued in the amount of $46.2 million at 6.75% and $8.4 million at 6.625% to finance expenditures through fiscal 1995 for the construction of certain gas facilities and related equipment in New Jersey. The unexpended portion of the net proceeds from these borrowings, amounting to $21.5 million at December 31, 1993, is classified on the Company's Consolidated Balance Sheet as Funds for Construction Held by Trustee until drawn upon incurring eligible expenditures.

               In the first quarter of fiscal 1994, the Company entered into a three-year $30.0 million bank credit agreement that was used to repay, without penalty, the loans outstanding under a previous agreement and to reduce outstanding notes payable to banks. Accordingly, the notes payable to banks and currently maturing long-term debt repaid with the proceeds of the new credit agreement were classified as long-term as of September 30, 1993. The weighted average interest rate on credit agreement borrowings was approximately 3.8% in each of the first quarters for fiscal 1993 and 1994.

               The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $78 million at 3.5% for the three months ended December 31, 1993 and $40.2 million at 3.7% for the three months ended December 31, 1992. The weighted average daily amounts of notes payable to banks increased principally to finance portions of the Company's construction expenditures and the accelerated payment of New Jersey gross receipts and franchise tax payments (see "Capital Expenditures and Commitments"). At December 31, 1993, the Company had $60.9 million of available unused credit lines.

               The Company periodically issues shares of Common Stock in connection with NUI Direct, the Company's Common Stock Investment Plan, (formerly the NUI Dividend Reinvestment & Stock Purchase
          Plan) and various employee benefit plans.

               The Company or its predecessor has paid cash dividends on its Common Stock in every year since 1893 and intends to continue to pay quarterly cash dividends. The dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectations of future earnings, cash flow, financial condition, capital requirements and other factors. The quarterly payment was increased to $0.40 per share beginning with the third quarter of fiscal 1993. As of December 31, 1993, the NUI credit agreement permits NUI to pay cash dividends aggregating $24.3 million.

          Capital Expenditures and Commitments

               Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $11.3 million for the first quarter of fiscal 1994 as compared with $8.1 for the first quarter of fiscal 1993. Capital expenditures are expected to be approximately $48 million for the full fiscal year 1994 including a $20 million capital investment program in Florida, as compared with a total of $39.6 million for fiscal 1993. Approximately $31 million of the capital expenditures planned for fiscal 1994 is for construction relating to new customers and additional distribution, storage and other gas plant facilities. In addition, the net present value of minimum lease payments relating to noncancelable operating leases, which relate principally to New Jersey Division office space, was approximately $23.0 million as of December 31, 1993, including $2.0 million payable during the remainder of fiscal 1994.

               As discussed in "Contingencies," Note 5 of the Notes to the Company's Condensed Consolidated Financial Statements, the Company expects it will expend in the next twenty years approximately $25 million to complete investigation and remediation of the contamination on New Jersey properties which the Company owns or previously owned on which gas was manufactured in the past. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEPE, and may be less or greater than the Company's current estimate. The Company believes the remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers.

               In June 1991, legislation was enacted in New Jersey that accelerates the payments of approximately $30 million of gross receipts and franchise taxes by an average of almost one and a half years in stages from 1992 through 1994. The Company expects that future base rate orders will reflect the recovery of prospective costs associated with the related additional financing requirements.

               Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $64 million annually, of which approximately $43 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 8.6 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems will continue to exceed these minimum purchase obligations.

               The implementation of the Federal Energy Regulatory Commission Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The transition costs charged to the Company have amounted to approximately $3.1 million and are being recovered through the Company's gas adjustment clauses.


               As of December 31, 1993, the scheduled repayments of the Company's long-term debt through fiscal 1998 were as follows:
          $1.8 million in the remainder of fiscal 1994, $1.1 million in fiscal 1995, $31.1 million in fiscal 1996, $3.2 million in fiscal 1997 and $1.0 million in fiscal 1998. The gas facilities revenue bonds that are due in 2014 and the remaining balance of first mortgage bonds become eligible in fiscal 1994 for optional prepayment amounting to $1.3 million in excess of their $57.3 million face value.

               The Company's future capital expenditures and commitments will likely require additional debt and equity financing. The Company plans to seek regulatory approval in fiscal 1994 for the registration of up to $100 million of debt and equity securities, which it may issue from time-to-time depending upon prevailing market conditions.

          Pending Acquisition

               On July 27, 1993, NUI and PSGS entered into an Agreement and Plan of Merger, pursuant to which PSGS would be merged with and into NUI. Under the Agreement and Plan of Merger, NUI will acquire all of the outstanding common shares of PSGS for approximately $17 million, payable in shares of NUI Common Stock equivalent to $71.50 per PSGS share, except that each shareholder will receive no less than 2.4 and no more than 3.0 shares of NUI Common Stock for each PSGS share held. The exchange value of the NUI Common Stock will be established immediately prior to the merger. The PSGS Merger will be consummated upon receipt of all required regulatory approvals, the approval of the stockholders of PSGS, and the satisfaction or waiver of certain other conditions. Upon the effectiveness of the PSGS Merger, NUI would assume all of the rights and obligations of PSGS. Following the PSGS Merger, EGC will be merged with and into NUI.

               The PSGS Merger will be accounted for as a purchase of PSGS by NUI in accordance with generally accepted accounting principles. Accordingly, due to the effects of the regulatory process, the underlying net assets of PSGS will become the assets of NUI at, generally, their historical net book value and the excess of the purchase price over the historical net book value of the underlying net assets of PSGS, which amounts to approximately $6.8 million, will be added to utility plant as a "utility plant acquisition adjustment," which will be amortized over a thirty-year period that approximates the remaining useful life of the utility plant acquired.

               The PSGS Merger, which will result in a seven percent increase in the number of customers served, and the EGC Merger, through which NUI will become an operating utility company with three divisions providing gas service in six states, fit within the Company's business plan (see "Business Plan"). Further growth opportunities, which could include the acquisition of additional gas distribution companies, the development of new franchises and the management of certain service requirements of other utilities on a contract basis, will likely require additional debt and equity financing.

          Business Plan

               Under its business plan, the Company concentrates on customer growth and the profitability of the gas distribution business. Growth opportunities could include the acquisition of additional gas distribution systems, the development of new franchises and the management of certain service requirements of other utilities on a contract basis, any of which may require additional debt and equity financing. The Company's strategy involves assembling, as opportunities become available, natural gas distribution systems in several states, while maintaining a balanced capital structure. From time to time, the Company reviews acquisition opportunities and, when requested, submits acquisition proposals.

                             PART II - OTHER INFORMATION



          Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K have been filed for the quarter ended December 31, 1993.

                                      SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NUI CORPORATION


           February 11, 1994                   JOSEPH P. COUGHLIN
                                               Senior Vice President,
                                               Secretary and Treasurer


           February 11, 1994                   RAND W. SMITH
                                               Vice President and
                                               Chief Accounting Officer