Form 10-Q
period 1994-03-31
NUI CORP
filed 1994-05-13
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1994               Commission File # 1-8353

                                   NUI CORPORATION
                (Exact name of registrant as specified in its charter)


            New Jersey                                 22-1869941
     (State of incorporation)              (I.R.S. employer identification no.)

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

                            Yes [X]              No

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 22, 1994: Common Stock, No Par Value: 9,014,383 shares outstanding.

                           NUI Corporation and Subsidiaries
               Condensed Statements of Consolidated Income (Unaudited)
                   (Dollars in thousands, except per share amounts)



                                       Three Months Ended      Six Months Ended
                                            March 31,               March 31,
                                       1993         1994       1993       1994

     Operating Revenues              $132,036    $152,537    $233,151  $258,140
                                      -------     -------     -------   -------
     Operating Expenses
        Purchased gas and fuel         71,873      88,983     127,977   147,817
        Other operation                17,652      19,474      33,464    36,943
        Maintenance                     1,372       1,628       2,678     3,108
        Depreciation and
         amortization                   3,773       4,238       7,517     8,422
        General taxes                  15,186      16,553      25,812    27,695
        Income taxes                    6,228       6,296       9,715     9,439
                                      -------     -------     -------   -------
        Total operating expenses      116,084     137,172     207,163   233,424
                                      -------     -------     -------   -------

     Operating Income                  15,952      15,365      25,988    24,716
                                      -------     -------     -------   -------
     Other Income and Expense
        Dividend & interest income         95          85         191       157
        Other income, net                 257          59         394       278
        Income taxes                     (108)        (51)       (233)      (87)
                                      -------     -------     -------   -------
        Total other income
           and expense, net               244          93         352       348
                                      -------     -------     -------   -------
     Interest Expense                   3,458       3,640       6,844     7,394
                                      -------     -------     -------   -------
     Net Income                       $12,738     $11,818     $19,496   $17,670
                                      =======     =======     =======   =======

     Net Income Per Share
         of Common Stock                $1.57       $1.43       $2.41     $2.14

     Dividends Per Share
         of Common Stock               $0.395       $0.40       $0.79     $0.80

     Weighted Average Number
         of Shares of Common
         Stock Outstanding          8,111,627   8,262,229  8,084,284  8,239,986

          See the notes to the condensed consolidated financial statements.

                           NUI Corporation and Subsidiaries
                        Condensed Consolidated Balance Sheets
                                (Dollars in thousands)

                                                 September 30,        March 31,
                                                    1993                1994
                                                    (*)             (Unaudited)
             ASSETS

     Property, Plant and Equipment
      Utility plant, at original cost              $483,853          $504,705
      Accumulated depreciation
        and amortization                           (151,725)         (158,554)
      Unamortized plant acquisition
        adjustment                                   15,084            23,823
                                                    -------           -------
              Net utility plant                     347,212           369,974
                                                    -------           -------

     Funds for Construction Held by Trustee          24,184            19,191

     Investments in Marketable Securities             3,986             3,468

     Current Assets
       Cash and temporary cash investments            1,873             3,938
       Accounts receivable                           27,675            67,400
       Allowance for doubtful accounts               (1,225)           (2,815)
       Fuel inventories, at average cost,
        and deferred cost of gas, net                28,456             6,415
       Current portion of Deferred Federal
        income taxes                                  2,134                --
       Materials, supplies and other                 10,031            24,432
                                                    -------           -------
                 Current assets                      68,944            99,370
                                                    -------           -------
     Deferred Charges and Other Assets               42,210            44,002
                                                    -------           -------
                                                   $486,536          $536,005
                                                    =======           =======

     *Derived from audited financial statements.

          See the notes to the condensed consolidated financial statements.

                           NUI Corporation and Subsidiaries
                        Condensed Consolidated Balance Sheets
                                (Dollars in thousands)

                                                 September 30,        March 31,
                                                     1993               1994
                                                     (*)             (Unaudited)


     CAPITALIZATION AND LIABILITIES

     Capitalization
       Common shareholders' equity                 $122,384          $136,568
       Preferred stock                                   --                --
       Long-term debt                               142,090           142,027
                                                    -------           -------
       Capitalization                               264,474           278,595
                                                    -------           -------
     Capital Lease Obligations                       12,290            11,714
                                                    -------           -------
     Current Liabilities
       Current portion of long-term debt
        and capital lease obligations                 3,882             3,688
       Notes payable to banks                        69,325            81,045
       Accounts payable, customer deposits
        and accrued liabilities                      48,513            58,331
       General taxes                                  6,078             2,821
       Federal income taxes                           5,057            10,940
                                                    -------           -------
       Current liabilities                          132,855           156,825
                                                    -------           -------
     Deferred Credits and Other Liabilities
       Deferred Federal income taxes                 36,703            41,339
       Unamortized investment tax credits             7,687             7,424
       Other liabilities                             32,527            40,108
                                                    -------           -------
       Deferred credits and other liabilities        76,917            88,871
                                                    =======           =======
                                                   $486,536          $536,005
                                                    =======           =======

     *Derived from audited financial statements

           See the notes to the condensed consolidated financial statements

                           NUI Corporation and Subsidiaries
                  Statements of Consolidated Cash Flows (Unaudited)
                                (Dollars in thousands)
                                                           Six Months Ended
                                                                March 31,
                                                             1993       1994
      Operating Activities

      Net income                                           $19,496    $17,670
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                      8,161      9,030
          Deferred Federal income taxes                      5,935      3,671
          Amortization of deferred investment tax
          credits                                             (227)      (228)
          Other                                              1,340      1,810

      Effect of changes in:
          Accounts receivable, net                         (29,804)   (38,135)
          Fuel inventories                                  15,175     22,041
          Accounts payable, deposits and accruals            4,780     17,729
          General taxes                                    (21,259)   (17,297)

                                                            (4,920)    (2,873)
          Other                                            -------    -------
      Net cash provided by (used for) operating             (1,323)    13,418
      activities                                           -------    -------
      Financing Activities
      Proceeds from sales of Common Stock                    2,432      2,884
      Dividends to shareholders                             (6,379)    (6,603)
      Funds for construction held by trustee                 4,425      5,350

      Repayments of long-term debt                          (1,000)        --
      Principal payments under capital lease obligations      (936)    (1,036)
                                                            18,275     11,720
      Net short-term borrowings                            -------    -------
                                                            16,817     12,315
      Net cash provided by financing activities            -------    -------
      Investing Activities

      Cash expenditures for property, plant and
      equipment                                            (14,764)   (23,672)
      Proceeds from (investments in) marketable
      securities                                              (439)       659
                                                              (380)      (655)
      Other                                                -------    -------
                                                           (15,583)   (23,668)
      Net cash used for investing activities               -------    -------
                                                              $(89)    $2,065
      Net Change in Cash and Temporary Cash Investments        ===      =====
      Cash and Temporary Cash Investments

      At beginning of period                                $3,487     $1,873
      At end of period                                       3,398      3,938
      Supplemental Disclosures of Cash Flows
      Income taxes paid                                       $971        $--
      Interest paid                                          7,856      7,580

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

             The Company distributes natural gas in New Jersey and Florida and since April 19, 1994, in the states of North Carolina, Maryland, Pennsylvania and New York. See "Acquisition of Pennsylvania & Southern Gas Company," Note 2 of the Notes to the Condensed Consolidated Financial Statements. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     2.      Acquisition of Pennsylvania & Southern Gas Company

             On April 19, 1994, the Company issued and exchanged 683,443 shares of NUI common stock for all of the outstanding common shares of Pennsylvania & Southern Gas Company ("PSGS") pursuant to which PSGS was merged with and into NUI (the "PSGS Merger"). The transaction was valued at approximately $17 million. PSGS is a gas distribution utility with approximately 22,000 customers with operations in Pennsylvania, New York, Maryland and North Carolina. Upon consummation of the PSGS Merger, the Company's principal operating subsidiary, Elizabethtown Gas Company, was merged with and into NUI (the "EGC Merger").

             The PSGS Merger is being accounted for as a purchase in accordance with generally accepted accounting principles and the results of operations of PSGS will be consolidated with those of NUI as of April 19, 1994. Due to the effects of the regulatory process, the underlying net assets of PSGS will become the assets of NUI at their historical net book value. The excess of the purchase price over the historical net book value of the underlying net assets of PSGS approximates $10.4 million, including the effects of providing deferred Federal income taxes. This will be added to utility plant as a "utility plant acquisition adjustment" and amortized over a thirty-year period, which approximates the remaining useful life of the utility plant acquired. The utility plant acquisition adjustment is preliminary and may be affected by either the potential sale of certain non-utility assets or the recognition of liabilities previously not recorded on the financial statements of PSGS (see Note 4,"Contingencies"). Should any such events occur and become subject to reasonable quantification within one year, the amount of the plant acquisition adjustment would be changed accordingly.

             Under its business plan, the Company concentrates on customer growth and the profitability of the gas distribution business. The PSGS Merger, which results in a seven percent increase in the number of customers served, and the EGC Merger, through which NUI becomes an operating utility company providing gas service in six states, fit within the business plan. Further growth opportunities, which could include the acquisition of additional gas distribution companies, the development of new franchises and the management of certain service requirements of other utilities on a contract basis, would likely require additional debt and equity financing.

     3.      Common Shareholders' Equity

             The components of common shareholders' equity were as follows (dollars in thousands):

                                                   September 30,    March 31,
                                                       1993           1994
      Common Stock, no par value                      $114,895       $117,779

      Shares held in treasury                             (797)          (797)
      Retained earnings                                  9,718         20,865
      Valuation of marketable securities                   (93)            --
      Subsidiary's guaranty of ESOP                     (1,339)        (1,279)
      indebtedness                                     -------        -------

                                                      $122,384       $136,568
      Total common shareholders' equity                =======        =======

     4.      Contingencies

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

             The Company owns, or previously owned, certain properties on which gas was manufactured by the New Jersey Division or by other parties in the past. Coal tar residues are present on six of these sites and the Company has reported their presence to the EPA, the NJDEPE and the New Jersey Board of Regulatory Commissioners (the "NJBRC"). In April 1991, the NJDEPE issued an Administrative Consent Order that established the procedures to be followed by the Company in the development of its remediation plan for one of the sites. Subsequently, the Company and the NJDEPE entered into Memoranda of Agreement that establish procedures for the development of investigation and remediation plans for the other five sites.

             The Company expects it will expend in the next twenty years approximately $25 million to complete investigation of such sites and the remediation of the coal tar contamination, net of approximately $6 million that the Company estimates will be borne by the prior owner and operator of certain of the sites. The Company, with the assistance of an outside consulting firm, determined the estimated expenditure by assessing the cost of (1) obtaining additional required data about each site and (2) the applicable remedial action, among those currently known, that is most appropriate for each site. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEPE, and may be less or greater than the Company's current estimate. The Company has an accrual of approximately $25 million for investigation and remediation of the sites and the related costs have been deferred on its Consolidated Balance Sheet.

             The Company believes that its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The current base rate order for the New Jersey Division permits the Company to utilize full deferred accounting for coal tar related expenditures, which amounted to approximately $ 0.4 million for the first six months of fiscal 1994 and $0.1 million for the first six months of fiscal 1993. The current base rate order provides for the recovery through rates of $130,000 annually of coal tar related expenditures incurred prior to the rate order. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates.

             During the course of its due diligence activities in connection with the PSGS Merger, the Company was informed that PSGS had operated ten former coal gas manufacturing facilities, only three of which PSGS still owns. No provision had been made in PSGS' financial statements for potential clean-up costs. The Company cannot at this time determine the costs for any of these sites or the regulatory treatment if clean-up is required. The Company, with the assistance of an outside consulting firm, is in the process of determining whether any contamination exists at such sites, and in such event, the estimated cost of clean-up.


             Other. In addition, the Company is involved in various claims or litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                           NUI Corporation and Subsidiaries
                         Summary Consolidated Operating Data

                                   Three Months Ended      Six Months Ended
                                        March 31,            March 31,
                                   1993         1994       1993       1994
         Operating Revenues
         Firm Sales:
          Residential             $70,820    $82,395   $120,471   $134,334
          Commercial               37,946     45,764     66,176     75,965
          Industrial                7,501      9,387     13,714     15,722
         Interruptible Sales       11,197     10,553     24,415     22,278
         Transportation
         Services                   3,397      2,765      6,103      6,243
         Off-system Sales                        432                 1,147
         Appliance Leasing,         1,175      1,241      2,272      2,451
         Fees and Other           -------    -------    -------    -------

         Total                   $132,036   $152,537   $233,151   $258,140
                                  =======    =======    =======    =======
         Gas Sold or
         Transported (MMcf):
         Firm Sales:
         Residential                9,419     10,567     15,724     16,972
         Commercial                 5,980      6,783     10,386     11,342
         Industrial                 1,509      1,795      2,795      3,051
         Interruptible Sales        3,415      2,832      7,089      6,291
         Transportation
         Services                   4,301      3,217      8,116      7,777
                                       --        243         --        583
         Off-system Sales         -------    -------    -------    -------
         Total                     24,624     25,437     44,110     46,016
                                  =======    =======    =======    =======
         Average Customers
         Served:
         Firm:
         Residential              297,770    304,569    296,986    303,084
         Commercial                21,043     21,679     20,965     21,559
         Industrial                   400        382        400        382
         Interruptible and            183        196        183        199
         Transportation           -------    -------    -------    -------

         Total                    319,396    326,826    318,534    325,224
                                  =======    =======    =======    =======
         Degree Days:
         New Jersey (normal:
         4,978 annually)            2,592      2,915      4,239      4,548
              Percentage
         variance from normal   3% warmer  9% colder  3% warmer  3% colder
         Florida (normal: 377
         annually)                    130        130        191        245
              Percentage
         variance from normal  51% warmer 51% warmer 49% warmer 34% warmer






         Average Number of
         Employees                    978      1,014        982      1,016

                           NUI Corporation and Subsidiaries
             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations



     Overview

             The Company is engaged in the distribution of natural gas in New Jersey and Florida. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

             Net income decreased to $11.8 million for the quarter ended March 31, 1994, as compared with net income of $12.7 million for the same period in the prior year. On a six-month basis, net income decreased to $17.7 million through March 31, 1994, as compared with net income of $19.5 million a year ago. The decrease in both periods reflects a higher level of operating expenses and higher interest expense, partly offset by increased sales volumes and margins. Net income expressed on a per share basis was $1.43 for the quarter ended March 31, 1994 as compared with $1.57 in the prior year. For the six- month period then ended, net income was $2.14 per share through March 31, 1994 and $2.41 per share through March 31, 1993.

     Results of Operations

             Operating Revenues. The Company's operating revenues increased by $20.5 million, or 15.5%, from $132.0 million in the 1993 quarter to $152.5 million in the current quarter. Operating revenues for the first six months of fiscal 1994 increased by $25.0 million or 10.7% from $233.1 million in the 1993 period to $258.1 million in the current period. These increases principally reflect increases in the number of customers served and the effects of weather that was colder than a year ago, as well as the effect of gas cost adjustment clauses.

             The Company's total average number of customers served increased by 6,690, or 2.1%, for the first six months of fiscal 1994 as compared with fiscal 1993. The number of heating customers served in New Jersey increased by 4,290, or 2.6%, as compared with fiscal 1993, including the effects of converting existing water heating and cooking service customers into gas-heating customers. As to the effects of weather, total degree days in New Jersey was approximately 9% colder than normal for the quarter ended March 31, 1994, and 12% colder than a year ago. For the respective six-month period, total degree days in New Jersey was approximately 3% above normal and 7% above the 1993 period.

             Gas cost adjustment clauses in both New Jersey and Florida enable the Company to pass through to customers, through periodic adjustments to the amounts billed, increased or decreased costs incurred by the Company for purchased gas, without affecting operating margins. Adjustments related to changes in gas costs had the net effect of increasing operating revenues by $9.8 million and $14.6 million respectively, for the three and six-month periods ended March 31, 1994, as compared with $3.0 million and $6.0 million, respectively, for the same periods in the prior year, with offsetting adjustments to purchased gas and fuel costs and to gross receipts and franchise taxes.

             Operating Margins. The Company's operating margins (operating revenues less the costs of purchased gas and fuel and gross receipts and franchise taxes) increased by $2.1 million, or 4.5% from $46.4 million in the 1993 quarter to $48.5 million in the current quarter. For the first six months of fiscal 1994, operating margins increased by $3.5 million, or 4.3%, from $82.0 million in the 1993 period to $85.5 million in the current period. The increases principally reflect increases in the number of customers served.

       The Company has a weather normalization clause in its New Jersey tariff. Operating margins were decreased by approximately $1.4 million and $0.9 million, respectively for the three and six-month periods ended March 31, 1994, due to the colder than normal weather. For the same periods in the prior year, operating margins were increased $0.6 million and $1.0 million, respectively for the effects of the weather normalization adjustment.

             Operating Income. Although operating margins increased, the Company's operating income before income taxes decreased by $0.5 million, or 2.3%, from $22.2 million in the 1993 quarter to $21.7 million in the current quarter. For the first six months of fiscal 1994, operating income before taxes decreased by $1.5 million, or 4.3% from $35.7 million in the 1993 period to $34.2 million in the current period. These decreases were attributed to increased operating expenses due in part to severe weather, as well as cost increases associated with system growth, including the payroll and employee benefits costs attributable to a larger work force. Expansion programs are occurring principally in the Florida division, where the Company's capital expenditure program includes the development of the Port St. Lucie franchise, the construction of a fifteen mile pipeline to bring natural gas to the National Aeronautics and Space Administration's Kennedy Space Center and additional main extensions for future growth. The trend of lower operating income may continue into fiscal 1995 when additional margins are expected to be added as a result of accelerated customer growth and improved cost recovery through a base rate increase.

             Interest Expense. Interest expense for the three and six-month periods of fiscal 1994 principally reflect higher outstanding borrowings as compared with prior year periods (see "--Financing Activities and Resources").

     Regulatory Matters

             In March 1994, the Company filed with the NJBRC new tariffs which are designed to provide for unbundling of natural gas transportation and sales services to commercial and industrial customers. The Company expects the effect of the new tariffs to be neutral with respect to the operating revenues and margins of the Company.

             In response to an initiative by the Florida Public Service Commission ("FPSC"), effective January 1, 1994, the Company, along with other Florida natural gas utilities, reduced its allowed return on the utility equity of its Florida Division to 11%, which exceeds the return it is currently achieving. Accordingly, the reduction has not affected operating revenues and margins.

             In March 1994, the Company filed a notification with the FPSC of its intent to petition for base rate relief in May 1994.

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

             Net cash provided by operating activities was $13.4 million for the first six months of fiscal 1994 as compared to $1.3 million use of cash a year ago. The level of fuel purchases and inventory on hand, and the timing of payments for these supplies, is dependent upon market conditions, system operating requirements and the demand experienced during the heating season. The greater increase in the Company's accounts receivable in fiscal 1994 as compared with the same period of fiscal 1993 principally reflects colder weather at the end of the period and the resultant increase in demand and billings.

             In October 1991, pursuant to agreements between EGC and the New Jersey Economic Development Authority, Gas Facilities Revenue Bonds that mature in October 2021 were issued in the amount of $46.2 million at 6.75% and $8.4 million at 6.625% to finance expenditures through fiscal 1995 for the construction of certain gas facilities and related equipment in New Jersey. The unexpended portion of the net proceeds from these borrowings, amounting to $19.2 million at March 31, 1994, is classified on the Company's Consolidated Balance Sheets as Funds for Construction Held by Trustee until drawn, upon incurring eligible expenditures.

             The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $78.8 million at 3.5% for the six months ended March 31, 1994 and $45.5 million at 3.6% for the six months ended March 31, 1993. The weighted average daily amounts of notes payable to banks increased principally to finance portions of the Company's construction expenditures and the accelerated payment of New Jersey gross receipts and franchise taxes (see "--Capital Expenditures and Commitments"). At March 31, 1994, the Company had $67 million of available unused credit lines.

             The Company periodically issues shares of common stock in connection with NUI Direct, the Company's Common Stock Investment Plan, (formerly the NUI Dividend Reinvestment & Stock Purchase Plan) and various employee benefit plans.

             The Company or its predecessor has paid cash dividends on its common stock in every year since 1893 and intends to continue to pay quarterly cash dividends. The dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectations of future earnings, cash flow, financial condition, capital requirements and other factors. The quarterly payment was increased to $0.40 per share beginning with the third quarter of fiscal 1993. As of March 31, 1994, the NUI credit agreement permits NUI to pay cash dividends aggregating $33.1 million.

             The Company expects, during fiscal 1994, to refinance certain of its gas facilities revenue bonds that become eligible for optional redemption in the third quarter of fiscal 1994, and to issue approximately $20 million of new gas facilities revenue bonds to finance its capital expenditure program in Florida. In addition, the Company intends, by the end of the 1994 calendar year, to register up to $100 million of debt and equity securities, which it may issue from time-to-time depending upon prevailing market conditions. The remaining balance of the Company's first mortgage bonds also become eligible in fiscal 1994 for optional prepayment. The prepayment amounts for refinancing both the gas facilities revenue and first mortgage bonds approximate $1.3 million in excess of their $57.3 million face value.




     Capital Expenditures and Commitments

             Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $21.9 million for the six months ended March 31, 1994 as compared with $15.2 million for the six months ended March 31, 1993. Capital expenditures are expected to be approximately $52 million for the full fiscal year 1994 including a $20 million capital investment program in Florida, as compared with a total of $39.6 million for fiscal 1993. Approximately $35 million of the capital expenditures planned for fiscal 1994 is for construction relating to new customers and additional distribution, storage and other gas plant facilities. In addition, the net present value of minimum lease payments relating to noncancelable operating leases, which relate principally to New Jersey Division office space, was approximately
     $23.0 million as of March 31, 1994, including $1.3 million payable during the remainder of fiscal 1994.

             As discussed in "Contingencies," Note 4 of the Notes to the Company's Condensed Consolidated Financial Statements, the Company expects it will expend in the next twenty years approximately $25 million to complete investigation and remediation of the contamination on New Jersey properties which the Company owns or previously owned on which gas was manufactured in the past. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEPE, and may be less or greater than the Company's current estimate. The Company believes the remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers.

             In June 1991, legislation was enacted in New Jersey that accelerated the payments of approximately $30 million of gross receipts and franchise taxes by an average of almost one and a half years in stages from 1992 through 1994. The Company expects that future base rate orders will reflect the recovery of prospective costs associated with the related additional financing requirements.

             Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $65 million annually, of which approximately $44 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 8.6 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems will continue to exceed these minimum purchase obligations.

             The implementation of the Federal Energy Regulatory Commission Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. While the full amount of the transition costs is currently not determinable, the Company has been charged approximately $3.2 million as of March 31, 1994, which is being recovered through the Company's gas adjustment clauses.

             As of March 31, 1994, the scheduled repayments of the Company's long-term debt through fiscal 1998 were as follows: $1.8 million in the remainder of fiscal 1994, $1.1 million in fiscal 1995, $31.1 million in fiscal 1996, $3.2 million in fiscal 1997 and $1.0 million in fiscal 1998. See "Financing Activities and Resources".


     Acquisition of Pennsylvania & Southern Gas Company

     As discussed in "Acquisition of Pennsylvania & Southern Gas Company", Note 2 of the Notes to the Condensed Consolidated Financial Statements, on April 19, 1994, the Company completed its planned merger with PSGS. The merger results in a 7% increase in the number of customers served as well as a 10% increase in annual gas volume throughput. The increase in customer diversity and the similarity of the operating systems of the Company and

     PSGS, in particular their gas transmission pipelines, will provide greater flexibility in managing gas capacity and supply, thereby increasing opportunities for lowering the overall cost of gas. The merger fits with the Company's business plan to focus on customer growth and the profitability of its gas distribution business. See Note 2 for a discussion of continuing issues surrounding the PSGS Merger.


     Business Plan

             Under its business plan, the Company concentrates on customer growth and the profitability of the gas distribution business. The PSGS and EGC Mergers, through which NUI becomes an operating utility company providing gas service in six states, fit within the business plan. Further growth opportunities, which could include the acquisition of additional gas distribution companies, the development of new franchises and the management of certain service requirements of other utilities on a contract basis, will likely require additional debt and equity financing. The Company's strategy involves assembling, as opportunities become available, natural gas distribution systems in several states, while maintaining a balanced capital structure. From time to time, the Company reviews acquisition opportunities and, when requested, submits acquisition proposals.


                             PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

             The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 1994.

             The Annual Meeting of Shareholders of NUI Corporation was held on March 8, 1994.

             Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. All of management's nominees as listed in the proxy statement were elected directors of NUI Corporation for three-year terms and, accordingly, will hold office until the Annual Meeting of Shareholders held in 1997 and until the director's successor shall have been elected and qualified.

             Briefly described below is the other matter voted upon at the Annual Meeting of Shareholders held on March 8, 1994 and the number of affirmative votes and the number of negative votes cast with respect to such matter:

                  On the matter of approval of the appointment by the Board of Directors of Arthur Andersen & Co. as independent public accountants for the fiscal year ended September 30, 1994, the shareholders voted 6,679,756 for such approval; 646,191 votes against such approval and 64,912 votes abstained.

     Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits.

             None.

     (b)     Reports on Form 8-K.

             On April 20, 1994, the Company filed a Form 8-K, Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits, reporting the issuance of a press release on April 20, 1994, stating that the merger of NUI Corporation and Pennsylvania & Southern Gas Company was completed.


                                      SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NUI CORPORATION


      May 13, 1994                              JOSEPH P. COUGHLIN
                                                Senior Vice President and
                                                Secretary


      May 13, 1994                              BERNARD F. LENIHAN
                                                Vice President and
                                                Controller