Form 10-Q
period 1994-06-30
NUI CORP
filed 1994-08-10
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter Ended June 30, 1994        Commission File # 1-8353




                                 NUI CORPORATION
             (Exact name of registrant as specified in its charter)




                                                      22-1869941
                 New Jersey                (I.R.S. employer identification
          (State of incorporation)                       no.)


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


                                  Yes  X   No



    The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1994: Common Stock, No Par Value:
    9,090,792 shares outstanding.


                        NUI Corporation and Subsidiaries
                  Statement of Consolidated Income (Unaudited)
                (Dollars in thousands, except per share amounts)


                                      Three Months          Nine Months
                                         Ended                 Ended
                                        June 30,              June 30,
                                    1994       1993       1994       1993

   Operating Revenues              $74,747     $69,072  $332,887    $302,223
                                    ------      ------   -------     -------

   Operating Expenses
     Purchased gas and fuel         42,106      38,131   189,471     166,108
     Other operation                19,721      18,187    57,116      51,651
     Maintenance                     1,816       1,409     4,924       4,087
     Depreciation and amortization   4,479       3,775    12,901      11,292
     General taxes                   6,388       6,310    34,083      32,122
     Income taxes                   (1,494)     (1,012)    7,945       8,703
                                    ------      ------   -------     -------
     Total operating expenses       73,016      66,800   306,440     273,963
                                    ------      ------   -------     -------

   Operating Income                  1,731       2,272    26,447      28,260
                                    ------      ------   -------     -------
   Other Income and Expense
     Dividend and interest income       74          88       231         279
     Other income, net                 (79)        241       199         635
     Income taxes                      (32)       (236)     (119)       (469)
                                    ------      ------   -------     -------
      Total other income
        and expense                    (37)         93       311         445
                                    ------      ------   -------     -------

   Interest Expense                  3,928       3,383    11,322      10,227
                                    ------      ------   -------     -------
   Net Income (Loss)               $(2,234)    $(1,018)  $15,436     $18,478
                                    ======      ======    ======      ======

   Net Income (Loss) Per
   Share of Common Stock            $(0.25)    $(0.12)     $1.83       $2.28

   Dividends Per Share of
   Common Stock                      $0.40      $0.40      $1.20       $1.19

   Weighted Average Number of
   Shares of Common Stock
   Outstanding                   8,881,251  8,147,497  8,453,741   8,105,355

             See the notes to the consolidated financial statements.

                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                      June 30,    September 30,
                                                        1994          1993
                                                     (Unaudited)       (*)

    ASSETS
    Property, Plant and Equipment
        Utility plant, at original cost               $550,237    $483,853
        Accumulated depreciation and amortization     (172,327)   (151,725
        Unamortized plant acquisition adjustment        32,290      15,084
                                                       -------     -------
        Net utility plant                              410,200     347,212
                                                       -------     -------

    Funds for Construction Held by Trustee              16,259      24,184

    Investments in Marketable Securities                 3,468       3,986
                                                       -------     -------
    Current Assets
        Cash and temporary cash investments              2,039       1,873
                                                       -------     -------

        Accounts receivable                             41,918      27,675
        Allowance for doubtful accounts                 (1,944)     (1,225)
        Fuel inventories, at average cost, and
        deferred cost of gas                            20,434      28,456
        Deferred Federal income taxes                        -       2,134
        Materials, supplies and other                   19,346      10,031
                                                       -------     -------
        Current assets                                  81,793      68,944
                                                       -------     -------
    Deferred Charges and Other Assets                   51,712      42,210
                                                       -------     -------

                                                      $563,432    $486,536
                                                       =======     =======
    *Derived from audited financial statements.

    See the notes to the consolidated financial statements.

                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                      June 30,    September
                                                        1994       30, 1993
                                                     (Unaudited)     (*)

    CAPITALIZATION AND LIABILITIES

    Capitalization
        Common shareholders' equity                   $149,361    $122,384
        Preferred stock                                      -           -

                                                       145,885     142,090
        Long-term debt                                 -------     -------

        Capitalization                                 295,246     264,474
                                                       -------     -------
    Capital Lease Obligations                           11,694      12,290
                                                       -------     -------

    Current Liabilities
        Current portion of long-term debt and
        capital lease obligations                        3,599       3,882
        Notes payable to banks                          82,100      69,325
        Accounts payable, customer deposits and
        accrued liabilities                             58,163      48,513
        General taxes                                    2,293       6,078
        Federal income taxes                             9,134       5,057
                                                       -------     -------
        Current liabilities                            155,289     132,855
                                                       -------     -------

    Deferred Credits and Other Liabilities
        Deferred Federal income taxes                   46,366      36,703
        Unamortized investment tax credits               7,626       7,687
        Other liabilities                               47,211      32,527
                                                       -------     -------
        Deferred credits and other liabilities         101,203      76,917
                                                       -------     -------
                                                      $563,432    $486,536
                                                       =======     =======

    *Derived from audited financial statements

    See the notes to the consolidated financial
    statements

                        NUI Corporation and Subsidiaries
                Statement of Consolidated Cash Flows (Unaudited)
                             (Dollars in thousands)
                                                         Nine Months Ended
                                                              June 30,
                                                          1994       1993

    Operating Activities
    Net income                                          $15,436    $18,478
    Adjustments to reconcile net income to net cash
    provided by operating
    activities:
        Depreciation and amortization                    13,910     12,257
        Deferred Federal income taxes                     3,922      8,164
        Amortization of unamortized investment tax
        credits                                            (341)      (341)
        Other                                             2,231      2,001
          Effect of changes in:
            Accounts receivable, net                     (9,717)    (4,753)
            Fuel inventories                              7,346      5,228
            Deferred cost of gas                         11,309      2,483
            Accounts payable, deposits and accruals       2,029     (4,459)
            General taxes                               (12,609)   (16,452)
            Other                                        (2,354)    (4,567)
                                                         ------     ------
    Net cash provided by operating activities            31,162     18,039
                                                         ------     ------

    Financing Activities
    Proceeds from sales of common stock                   4,567      3,318
    Dividends to shareholders                           (10,194)    (9,635)
    Funds for construction held by trustee                8,430      7,000
    Repayments of long-term debt                         (1,937)    (7,034)
    Principal payments under capital lease
    obligations                                          (1,548)    (1,426)

    Net short-term borrowings                             5,868     14,100
                                                         ------     ------
    Net cash provided by financing activities             5,186      6,323
                                                         ------     ------
    Investing Activities
    Cash expenditures for property, plant and
    equipment                                           (35,669)   (24,462)
    Proceeds from sale of marketable securities             659         47
    Other                                                (1,172)      (697)
                                                         ------     ------
    Net cash used for investing activities              (36,182)   (25,112)
                                                         ------     ------
    Net Change in Cash and Temporary Cash Investments      $166      $(750)
                                                            ===        ===

    Cash and Temporary Cash Investments
    At beginning of period                               $1,873     $3,487
    At end of period                                      2,039      2,737

    Supplemental Disclosures of Cash Flows


    Income taxes paid                                      $666     $1,803
    Interest paid                                        14,376     13,849

    See the notes to the consolidated financial statements.


                        NUI Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements



   1.   Basis of Presentation

        The Consolidated Financial Statements, which include the accounts of NUI Corporation ("NUI") and its subsidiaries (the "Company"), have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

        The Company distributes natural gas in the states of New Jersey, Florida, North Carolina, Maryland, Pennsylvania and New York and is subject to regulation as an operating utility by the public utility commissions of the states in which it serves. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

   2.   Acquisition of Pennsylvania & Southern Gas Company

        On April 19, 1994, the Company issued and exchanged 683,443 shares of NUI common stock for all of the outstanding common shares of Pennsylvania & Southern Gas Company ("PSGS") pursuant to which PSGS was merged with and into NUI (the "PSGS Merger"). The transaction was valued at approximately $17 million. PSGS was a gas distribution utility with approximately 22,000 customers with operations in North Carolina, Maryland, Pennsylvania and New York. Upon consummation of the PSGS Merger, the Company's principal operating subsidiary, Elizabethtown Gas Company, was merged with and into NUI (the "EGC Merger").

        The PSGS Merger has been accounted for as a purchase in accordance with generally accepted accounting principles and the results of operations of PSGS have been consolidated with those of NUI as of April 19, 1994. Due to the effects of the regulatory process, the underlying net assets of PSGS have been recorded at their historical net book value. The excess of the purchase price over the historical net book value of the underlying net assets of PSGS approximates $8.8 million, including the effects of providing deferred Federal income taxes. This excess is included in utility plant as a "utility plant acquisition adjustment" and is being amortized over a thirty-year period, which approximates the remaining useful life of the utility plant acquired. The utility plant acquisition adjustment is preliminary and may be affected by the recognition of liabilities previously not recorded on the financial statements of PSGS (see Note 4, "Contingencies"). Should any such events occur and become subject to reasonable quantification within one year, the amount of the plant acquisition adjustment would be changed accordingly.

   3.   Common Shareholders' Equity

        The components of common shareholders' equity were as follows (dollars in thousands):


                                                      June 30,   September 30,
                                                        1994         1993
    Common stock, no par value                        $136,326     $114,895

    Shares held in treasury                               (797)        (797)
    Retained earnings                                   15,080        9,718
    Valuation of marketable securities                       -          (93)
    Subsidiary's guaranty of ESOP indebtedness          (1,248)      (1,339)
                                                       -------      -------
    Total common shareholders' equity                 $149,361     $122,384
                                                       =======      =======


   4.   Contingencies

        Environmental Matters. The Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection (the "NJDEP"), and other federal and state agencies.

        The Company owns, or previously owned, certain properties on which gas was manufactured by the Company's New Jersey Division or by other parties in the past. Coal tar residues are present on six of these sites and the Company has reported their presence to the EPA, the NJDEP and the New Jersey Board of Public Utilities (the "NJBPU"). In April 1991, the NJDEP issued an Administrative Consent Order that established the procedures to be followed by the Company in the development of its remediation plan for one of the sites. Subsequently, the Company and the NJDEP entered into a Memoranda of Agreement that establish procedures for the development of investigation and remediation plans for the other five sites.

        The Company expects it will expend in the next twenty years approximately $25 million to complete investigation and remediation of such sites, net of approximately $6 million that the Company estimates will be borne by the prior owner and operator of certain of the sites. The Company, with the assistance of an outside consulting firm, determined the estimated expenditure by assessing the cost of (1) obtaining additional required data about each site and (2) the applicable remedial action, among those currently known, that is most appropriate for each site. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEP, and may be less or greater than the Company's current estimate. The Company has a reserve of approximately $25 million for investigation and remediation of the sites and the related costs have been deferred on its Consolidated Balance Sheet.

        The Company believes that its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The current base rate order for the New
   Jersey Division permits the Company to utilize full deferred accounting for coal tar related expenditures, which amounted to approximately $0.3 million for the first nine months of fiscal 1994 and $1.7 million for the first nine months of fiscal 1993. The current base rate order provides for the recovery through rates at $130,000 annually of coal tar related expenditures incurred prior to the rate order. Other New Jersey utilities


   also have received authorization to recover similar environmental expenditures in rates.

        During the course of its due diligence activities in connection with the PSGS Merger, the Company was informed that PSGS had operated ten former coal gas manufacturing facilities, only three of which PSGS still owns. No provision had been made in PSGS' financial statements for potential clean-up costs. The Company, with the assistance of an outside consulting firm, is in the process of assessing such sites. The Company is not able at this time to determine the extent of any contamination, the requirement for remediation if contamination is present, the costs associated with remediation or recovery of any such costs from insurers, third parties or ratepayers.

        Other. In addition, the Company is involved in various claims or litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data
                                  Three Months Ended     Nine Months Ended
                                       June 30,                June 30,
                                 1994           1993        1994     1993

    Operating Revenues
    Firm Sales:
    Residential               $32,652        $30,127    $166,986 $150,598
    Commercial                 17,879         16,831      93,844   83,007
    Industrial                  5,185          5,000      20,907   18,714
    Interruptible Sales        13,577         11,478      35,855   35,893
    Transportation
    Services                    3,575          3,185       9,818    9,288
    Broker Sales                    -          1,239       1,147    1,239
    Appliance Leasing,
     Fees and Other             1,879          1,212       4,330    3,484
                               ------         ------      ------   ------
    Total                     $74,747        $69,072    $332,887 $302,223
                               ======         ======     =======  =======
    Gas Sold or
     Transported (MMcf):
    Firm Sales:
    Residential                 3,432          3,392      20,404   19,117
    Commercial                  2,748          2,674      14,090   13,060
    Industrial                  1,131          1,063       4,182    3,858
    Interruptible Sales         4,917          3,228      11,208   10,317
    Transportation
    Services                    4,534          4,322      12,311   12,438
    Broker Sales                    -            204         583      204
                               ------         ------      ------   ------
    Total                      16,762         14,883      62,778   58,994
                               ======         ======     =======  =======
    Average Customers
     Served:
    Firm:
    Residential               322,452        297,852     309,509  297,506
    Commercial                 23,985         21,162      22,409   21,073
    Industrial                    403            373         376      379
    Interruptible and             237            193         214      191
    Transportation             ------         ------      ------   ------

    Total                     347,077        319,580     332,508  319,149
                              =======        =======     =======  =======

    Degree Days in New
    Jersey:
    Actual                        387            409       4,935    4,648
    Normal (30 year
    average)                      538            538       4,936    4,936

    Percentage variance           28%            24%                   6%
    from normal                warmer         warmer      normal   warmer

    Average Number of
    Employees                   1,174          1,001       1,069      987


                        NUI Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



   Overview

        The Company is engaged in the sale and transportation of natural gas in New Jersey, Florida, North Carolina, Maryland, Pennsylvania and New York and is subject to regulation as an operating utility by the public utility commissions of the states in which it serves. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

        For the quarter ended June 30, which is a period of seasonally low demand for natural gas for heating, the Company incurred a net loss of $2.2 million in 1994 as compared with a net loss of $1.0 million a year ago. Net income decreased to $15.4 million for the nine months ended June 30, 1994 as compared with net income of $18.5 million for the same period in the prior year. The decreases in both periods as compared with a year ago, reflect a higher level of operating expenses and interest expense, partly offset by increased sales volumes and margins. The decreases also reflect a $0.4 million net loss from the addition of PSGS, which was acquired in a merger in April 1994, following the conclusion of the heating season (see "Acquisition of Pennsylvania & Southern Gas Company",
   Note 2 of the Notes to the Consolidated Financial Statements). The net loss expressed on a per share basis was $0.25 for the quarter ended June 30, 1994 and $0.12 for the quarter ended June 30, 1993. For the nine-month period, net income was $1.83 per share through June 30, 1994 and $2.28 per share through June 30, 1993.

   Results of Operations

        Operating Revenues. The Company's operating revenues increased by $5.6 million, or 8.1% from $69.1 million in the third fiscal quarter of 1993 ("1993 quarter") to $74.7 million in the 1994 third quarter ("current quarter"). Operating revenues for the first nine months of fiscal 1994 increased by $30.7 million or 10.2% from $302.2 million in the 1993 period to $ 332.9 million in the current period. These increases principally reflect increases in the number of customers served, including the addition of PSGS in the current quarter, and the effect of gas cost adjustment clauses. The increase for the quarter ended June 30, 1994, was partly offset by the effects of weather in New Jersey, as it was 28% warmer than normal during the current quarter, and 5% warmer than a year ago. For the 1994 nine-month period, the weather in New Jersey contributed to the higher revenues as the weather was 6% colder than the same period a year ago.

        The Company's total average number of customers served increased by 13,359 (including the PSGS acquisition), or 4.2%, for the first nine months of fiscal 1994 as compared with the same period in fiscal 1993. For the first nine months of fiscal 1994, the number of heating customers served in New Jersey increased by 3,697, or 2.3%, as compared with the same period in fiscal 1993, including the effects of converting existing water heating and cooking service customers to gas-heating customers.

        Gas cost adjustment clauses enable the Company to pass through to customers, via periodic adjustments to the amounts billed, increased or


   decreased costs incurred by the Company for purchased gas, without affecting operating margins. Adjustments related to changes in gas costs had the net effect of increasing operating revenues by $5.2 million and $25.7 million, respectively, for the three and nine-month periods ended June 30, 1994, as compared with $2.4 million and $11.5 million, respectively, for the same periods in the prior year, with offsetting adjustments to purchased gas and fuel costs and to gross receipts and franchise taxes.

        Operating Margins. The Company's operating margins (operating revenues less the costs of purchased gas and fuel and gross receipts and franchise taxes) increased by $2.2 million, or 8.5%, from $26.0 million in the 1993 quarter to $28.2 million in the current quarter. For the first nine months of fiscal 1994, operating margins increased by $6.2 million, or 5.7%, from $108.0 million in the 1993 period to $114.2 million in the current period. The increases principally reflect increases in the number of customers served.

        The Company has a weather normalization clause in its New Jersey Division's tariff, which is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As the current year-to-date period fell within the normal range, no adjustment was required. For the same period last year, in which the weather was 28% warmer than normal, operating margins were increased by $1.3 million.

        Operating Income. Although operating margins increased, the Company's operating income before income taxes decreased by $1.1 million, or 81%, from $1.3 million in the 1993 quarter to $0.2 million in the current quarter. For the first nine months of fiscal 1994, operating income before income taxes decreased by $2.6 million, or 7%, from $37.0 million in the 1993 period to $34.4 million in the current period. These decreases are attributable to increased operating expenses due in part to higher costs associated with increased system growth (including the payroll and employee benefits costs attributable to a larger work force and depreciation due to additional plant-in-service), as well as the inclusion of a $0.3 million operating loss incurred by the inclusion of the operations of PSGS after the heating season. System growth is principally occurring in the Company's Florida Division, where the Company's capital expenditure program includes the development of the Port St. Lucie franchise, the construction of a fifteen mile pipeline to bring natural gas to the National Aeronautics and Space Administration's Kennedy Space Center and additional main extensions for future growth. For the nine-month period ended June 30, 1994, operating expenses also increased due to the effect of severe weather in New Jersey during the second quarter of the 1994 fiscal year. The decrease in income taxes for the current quarter and 1994 year-to-date periods was due to lower pre-tax income.

        The trend of lower operating income is expected to continue unless additional margins can be added as a result of (1) customer growth from the Company's investment in system growth in Florida or (2) the Company's base rate increase request filed in Florida (see "--Regulatory Matters") is granted. In addition, the Company is considering filing a base rate petition in New Jersey in fiscal 1995 which, if granted, would be implemented in fiscal 1996.

        Interest Expense. Interest expense for the three and nine-month periods of fiscal 1994 principally reflect higher outstanding borrowings


   as compared with prior year periods (see "Financing Activities and Resources").

   Regulatory Matters

        In March 1994, the Company's New Jersey Division filed with the NJBPU new tariffs which are designed to provide for unbundling of natural gas transportation and sales services to commercial and industrial customers. The Company expects the effect of the new tariffs to be neutral to the operating revenues and margins of the Company.

        In response to an initiative by the Florida Public Service Commission ("FPSC"), effective January 1, 1994, the Company, along with other Florida natural gas utilities, reduced its allowed return on the utility equity of its Florida Division to 11%, which exceeds the return it is currently achieving. Accordingly, the reduction has not affected operating revenues and margins.

        On May 20, 1994, the Company filed a request with the FPSC to modify the rates its Florida Division charges natural gas customers to reflect its investment in its natural gas distribution infrastructure. On a total revenue basis, the proposed rate modifications would increase the Company's annual revenue by $8.6 million. On July 19, 1994, the FPSC granted interim rate relief, effective August 20, 1994, equivalent to an increase in the Company's annual revenues of $260,000. There can be no assurances that the Company's rate request will be granted, or if granted, that the Company will receive the full amount requested.

        On July 25, 1994, the Company's New Jersey Division filed with the NJBPU a petition to reduce its annual gas cost adjustment revenues by approximately $11.9 million. The decrease reflects the Company's projections for lower gas costs over the coming year and will have no effect on the Company's operating margins. The Company also anticipates that it will refund approximately $2.8 million to its customers in November 1994 as a result of lower gas prices experienced in the current year.

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

        Net cash provided by operating activities was $31.2 million for the first nine months of fiscal 1994 as compared to $18.0 million a year ago. The increase primarily reflects the temporary overcollection of lower-than-anticipated gas costs and a higher level of receivables resulting from increased sales due to colder weather in New Jersey during the current nine-month period as compared with the same period in fiscal 1993.

        In October 1991, Gas Facilities Revenue Bonds that mature in October 2021 were issued in the amount of $46.2 million at 6.75% and $8.4 million at 6.625% to finance expenditures through fiscal 1995 for the construction of certain gas facilities and related equipment in New Jersey. The


   unexpended portion of the net proceeds from these borrowings, amounting to $16.3 million at June 30, 1994, is classified on the Company's
   Consolidated Balance Sheet as Funds for Construction Held by Trustee until drawn upon incurring eligible expenditures.

        The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $77.7 million at 3.8% for the nine months ended June 30, 1994 and $48.2 million at 3.6% for the nine months ended June 30, 1993. The weighted average daily amounts of notes payable to banks increased principally to finance portions of the Company's construction expenditures, primarily related to system growth in Florida, and the accelerated payment of New Jersey gross receipts and franchise taxes (see "--Capital Expenditures and Commitments"). At June 30, 1994, the Company had $66 million of available unused credit lines.

        The Company periodically issues shares of common stock in connection with NUI Direct, the Company's Common Stock Investment Plan, (formerly the NUI Dividend Reinvestment & Stock Purchase Plan) and various employee benefit plans.

        The Company or its predecessor has paid cash dividends on its Common Stock in every year since 1893 and intends to continue to pay quarterly cash dividends. The dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectations of future earnings, cash flow, financial condition, capital requirements and other factors. The quarterly payment was increased to $0.40 per share beginning with the third quarter of fiscal 1993. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, $27.6 million of the Company's retained earnings were available for the payment of cash dividends at June 30, 1994.

        On July 19, 1994, the Company received final regulatory approval to issue $66.5 million of tax-exempt bonds in New Jersey and Florida. These issuances will be comprised of $46.5 million of 6.35% Gas Facilities Refunding Revenue Bonds due October 1, 2022, which will be used to prepay 11% and 11.25% Gas Facilities Revenue Bonds, and $20 million of 6.40% Gas Facilities Revenue Bonds due October 1, 2024, which will be used to finance part of the Company's capital expenditure program in Florida. Both issuances are expected to close in August 1994. In addition, the Company intends, by the end of the 1994 calendar year, to register with the Securities and Exchange Commission up to $100 million of debt and equity securities, which it may issue from time-to-time depending upon prevailing market conditions. The Company intends to use part of the proceeds of such securities to (1) repay approximately $50 million of variable rate debt, which may include $30 million currently classified as long-term debt, and
   (2) prepay the remaining $9.8 million balance of its first mortgage bonds. The call premium amounts for refinancing both the Gas Facilities Revenue Bonds and first mortgage bonds are approximately $0.9 million and $0.4 million, respectively.

   Capital Expenditures and Commitments

        Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $36.5 million for the nine months ended June 30, 1994 as compared with $26.4 million for the nine months ended June 30, 1993. Capital expenditures are expected to be approximately $53 million for the full fiscal year 1994, including a $19 million capital investment program for


   system growth in Florida, as compared with a total of $39.6 million for fiscal 1993. Approximately $36 million of the capital expenditures planned for fiscal 1994 is for construction relating to new customers and additional distribution, storage and other gas plant facilities. In addition, the net present value of minimum lease payments relating to noncancelable operating leases, which pertain principally to the Company's New Jersey Division office space, was approximately $23.0 million as of June 30, 1994, including $0.7 million payable during the remainder of fiscal 1994.

        As discussed in "Contingencies," Note 4 of the Notes to the Consolidated Financial Statements, the Company, in connection with the PSGS Merger, acquired former coal gas manufacturing facilities. The Company is not able at this time to determine the extent of any contamination, the requirement for remediation if contamination is present, the costs associated with remediation or recovery of any such costs from insurers, third parties or ratepayers. If such costs become subject to reasonable quantification, the utility plant acquisition adjustment recorded in connection with the PSGS Merger may be affected.

        As further discussed in "Contingencies", Note 4 of the Notes to the Consolidated Financial Statements, the Company expects it will expend in the next twenty years approximately $25 million to complete investigation and remediation of the contamination on New Jersey properties which the Company owns or previously owned on which gas was manufactured in the past. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEP, and may be less or greater than the Company's current estimate. The Company believes the remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers.

        In June 1991, legislation was enacted in New Jersey that accelerated the payments of approximately $30 million of the Company's gross receipts and franchise taxes by an average of almost one and a half years in stages from 1992 through 1994. The Company expects that future base rate orders will reflect the recovery of prospective costs associated with the related additional financing requirements.

        Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $70 million annually, of which approximately $49 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas cost adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 10.1 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems will continue to exceed these minimum purchase obligations.

        The implementation of the Federal Energy Regulatory Commission ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $4.4 million of such costs as of June 30, 1994, which the Company has been authorized to recover through its gas cost


   adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $4.3 million. This estimate is subject to adjustment by FERC in its deliberations with the Company's pipeline suppliers on their compliance filings, any future filings by the suppliers and the outcome of bankruptcy proceedings involving one of the Company's suppliers.

        As of June 30, 1994, the scheduled repayments of the Company's long-term debt through fiscal 1998 were as follows: $0.8 million in the remainder of fiscal 1994, $1.2 million in fiscal 1995, $31.2 million in fiscal 1996, $3.4 million in fiscal 1997 and $1.1 million in fiscal 1998. See "--Financing Activities and Resources".


   Acquisition of Pennsylvania & Southern Gas Company

        As discussed in "Acquisition of Pennsylvania & Southern Gas Company",
   Note 2 of the Notes to the Consolidated Financial Statements, on April 19, 1994, the Company completed its planned merger with PSGS. The merger results in a 7% increase in the number of customers served as well as a 10% increase in annual gas volume throughput. The increase in customer diversity and the similarity of the operating systems of the Company and PSGS, in particular their gas transmission pipelines, will provide greater flexibility in managing gas capacity and supply, thereby increasing opportunities for lowering the overall cost of gas. The merger fits with the Company's business plan to focus on customer growth and enhance the profitability of its gas distribution business.

   Business Plan

       The Company, in accordance with its business plan, is concentrating on customer growth and enhancing the profitability of its gas distribution business. Growth opportunities, which include the acquisition of additional gas distribution companies, the development of new franchises and the management of certain service requirements of other utilities on a contract basis, will likely require additional debt and equity financing. The Company's implementation of its business plan has involved assembling, as opportunities become available, natural gas distribution systems in several states. From time to time, the Company reviews acquisition opportunities and, when requested, submits acquisition proposals.


                           PART II - OTHER INFORMATION


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

             On July 29, 1994, the Company also filed a Form 8-K, Item 5, Other Events, reporting the issuance of a press release on July 21, 1994 of the Company's third quarter results.


                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NUI CORPORATION


    August 10, 1994                          JOSEPH P. COUGHLIN
                                             Senior Vice President and
                                             Secretary


    August 10, 1994                          BERNARD F. LENIHAN
                                             Vice President and
                                             Controller