Form 10-K
period 1994-09-30
NUI CORP
filed 1994-12-29
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended September 30, 1994    Commission File # 1-8353

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

          Securities registered pursuant to Section 12(b) of the Act:

        COMMON STOCK, No Par Value          New York Stock Exchange, Inc.
            (Title of class)         (Name of exchange on which registered)

       Securities registered pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                       X

   Indicate by check mark if disclosure of delinquent filers, pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K:



   The aggregate market value of 7,839,574 shares of common stock held by non-affiliates of the registrant calculated using the $15.375 per share closing price on October 31, 1994 was: $120,533,450.

   The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1994:

           Common Stock, No Par Value: 9,184,593 shares outstanding.

   Documents incorporated by reference: NUI Corporation's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1994.


                                NUI Corporation

                      Annual Report on Form 10-K For The
                     Fiscal Year Ended September 30, 1994

                               TABLE OF CONTENTS



                                    PART I
                                                                       Page
   Item 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . .  1
   Item 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . 10
   Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 10
   Item 4. Submission of Matters to a Vote of Security Holders . . . . . 10

                                    PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters . . 11
   Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . 12
   Item 7. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations   . . . . . . . . . . . . . . 14
   Item 8. Financial Statements and Supplementary Data . . . . . . . . . 20
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . 20

                                   PART III

   Item 10. Directors and Executive Officers of the Registrant . . . . . 20
   Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . 20
   Item 12. Security Ownership of Certain Beneficial Owners and Management 20
   Item 13. Certain Relationships and Related Transactions . . . . . . . 20

                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form
   8-K . . . . 21


                                NUI Corporation

                      Annual Report on Form 10-K For The
                     Fiscal Year Ended September 30, 1994



                                    PART I

   Item 1. Business

          NUI Corporation ("NUI" or the "Company") was incorporated in New Jersey in 1969, and is engaged primarily in the sale and transportation of natural gas. The Company serves more than 347,000 customers in six states through its operating divisions: Elizabethtown Gas Company ("New Jersey Division"), City Gas Company of Florida ("Florida Division") and Pennsylvania & Southern Gas Company ("PSGS Division"), which operates as North Carolina Gas Service (North Carolina), Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). Pennsylvania & Southern Gas Company was acquired by the Company pursuant to a merger ("PSGS Merger") that was consummated on April 19, 1994. Upon consummation of the PSGS Merger, the Company's principal operating subsidiary, Elizabethtown Gas Company, was merged with and into NUI. (See Note 2 of the "Notes to the Consolidated Financial Statements").

          In addition to its gas distribution operations, the Company provides bill processing and related customer services for utilities and municipalities through its Utility Billing Services, Inc. subsidiary, and gas supply, planning and management services through its Natural Gas Services, Inc. subsidiary.

           The principal executive offices of the Company are located at 550 Route 202-206, Box 760, Bedminster, NJ 07921-0760; telephone:
   (908) 781-0500.


   Territory and Customers Served

          See Item 6 - "Selected Financial Data Summary Consolidated Operating Data" for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average customers served. The Company serves more than 347,000 customers, of which approximately 67% are in New Jersey, 27% are in Florida, 3% are in North Carolina, 1% are in Maryland, and 2% are in Pennsylvania and New York combined. Approximately 53% of the Company's customers are residential and commercial customers that purchase gas primarily for space heating. The Company's operating revenues for fiscal 1994 amounted to $392.3 million, of which approximately 84% was generated in New Jersey, 14% was generated in Florida, 1% was generated in North Carolina, less than one percent was generated in Maryland and 1% was generated in Pennsylvania and New York combined. Gas volumes sold or transported in fiscal 1994 amounted to 78.1 million Mcf, of which approximately 84% was sold or transported in New Jersey, 13% was sold or transported in Florida, 1.5% was sold or transported in North Carolina, less than one percent was sold in Maryland and 1.5% was sold or transported in Pennsylvania and New York combined. An Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas.

   The addition of the PSGS Division did not have a significant impact on fiscal 1994's operating revenues, operating margins and volumes sold or transported since this division was acquired after the fiscal 1994 heating season.

          The Company provides gas sales and transportation service comprising twenty percent of the primary fuel requirements of a 614 megawatt cogeneration facility that began commercial operation in New Jersey in July 1992 to supply electric power to New York City. In fiscal 1994, sales and transportation of gas to this customer accounted for approximately 6% of the Company's operating revenues and approximately 9% of total gas sold or transported. The Company is authorized by the New Jersey Board of Public Utilities (the "NJBPU") to retain approximately $2.3 million of the operating margins that are realized from these sales over approximately four years. Through fiscal 1994, the Company has realized approximately $1.7 million of this amount. Operating margins that otherwise would be realized on gas sold or transported to the facility are used to reduce gas costs charged to firm customers.

          New Jersey Division The Company, through its New Jersey Division, provides gas service to over 234,000 customers in franchised territories within seven counties, or portions thereof, in central and northwestern New Jersey. The New Jersey Division's 1,300 square-mile service territory has a total population of approximately 950,000. Most of the New Jersey Division's customers are located in densely-populated central New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating.

          The New Jersey Division's gas volumes sold or transported and customers served for the past three fiscal years were as follows:
               Gas Volumes Sold or Transported (in thousands of
              Mcf)

                                       1994     1993      1992
              Firm Sales:
                Residential         20,315   19,115    18,225
                Commercial          11,528   10,463     9,639
                Industrial           5,025    4,781     5,052
              Interruptible Sales   14,156   12,345     9,333
              Transportation        14,367   15,459    14,100
              Services
                                    ------   ------    ------
              Total                 65,391   62,163    56,349
                                    ======   ======    ======

                    Customers Served (twelve-month average)

                                       1994     1993      1992
              Firm:
                Residential
                Heating            155,473  151,621   147,447
                Residential
                Non-heat            61,012   62,520    64,387
                Commercial          16,966   16,588    16,249
                Industrial             360      377       402
              Interruptible             74       75        76
              Transportation            94       85        67
                                    ------   ------    ------

              Total                233,979  231,266   228,628
                                   =======  =======   =======

          Approximately 70% of the residential heating customers added in New Jersey since October 1, 1991 represented homes that were converted to gas heating from other forms of space heating and the remainder consisted of new homes. The reduction in residential non-heating customers principally reflects conversions to full gas heating service. The growth in the number of customers in the residential heating class reflects the Company's marketing emphasis toward that class of customers. Although new residential construction was slow in fiscal 1992, the pace of growth in new residential construction starts began to increase in the last quarter of fiscal 1993 and remained steady at that increased level during fiscal 1994.

          The growth in the commercial class' volumes of gas sold and number of customers reflects the Company's marketing emphasis on commercial conversions. In fiscal 1994, 24 schools and 556 businesses and housing complexes, which are subject to New Jersey legislation requiring the registration, systematic testing and monitoring of underground fuel oil and propane storage tanks, converted to gas heating systems and/or switched from interruptible service to firm service. School conversions totaled 13 in fiscal 1993 and 24 in fiscal 1992. Business and housing complex conversions totaled 360 in fiscal 1993 and 439 in fiscal 1992. In addition, changing economic conditions, coupled with environmental concerns and legislation, are creating a market for natural gas for large commercial air conditioning units and compressed natural gas fleet vehicles. Also, the Company has an economic development program to help spur economic growth and jobs creation which provides grants and reduced rates for qualifying businesses that start up, relocate or expand within designated areas.

          The growth in the volumes of gas sold to industrial customers in fiscal 1994 primarily reflects increased usage by the Company's existing customers. The decrease in the volumes of gas sold to these customers in fiscal 1993 as compared with fiscal 1992 levels principally reflected the customer's choice to utilize the Company's transportation service instead of its gas sales service. The rate charged to transportation customers is less than the rate charged to firm industrial customers because the transportation customer rate does not include any cost of gas component. However, the operating margins from both rates are substantially the same.

          The New Jersey Division's "interruptible" customers have alternative energy sources and use gas on an "as available" basis. Variations in the volume of gas sold or transported to these customers do not have a significant current effect on the Company's earnings because, in accordance with New Jersey regulatory requirements, 90% to 95% of the margins that otherwise would be realized on gas sold or transported to interruptible customers is used to reduce gas costs charged to firm customers.

          The decrease in the volume of gas transported in fiscal 1994 reflects periods of extreme weather conditions during which there was reduced availability of capacity on the interstate pipeline system. This reduced availability prevented certain suppliers of the transportation service customers from providing gas during these periods. Many of these transportation service customers have alternative energy sources and during these periods they either converted to interruptible sales service or alternate sources of energy.

          In March 1994, the New Jersey Division filed with the NJBPU new tariffs which are designed to provide for the unbundling of natural gas transportation and sales services to commercial and industrial customers. The Company expects the effect of the new tariffs to be neutral on the operating revenues and margins of the Company.

          Florida Division. The Company, through its Florida Division, is the second largest natural gas utility in Florida, supplying gas to more than 92,000 customers in Dade and Broward Counties in south Florida and in Brevard and St. Lucie Counties on the central east coast of Florida. The Florida Division's service areas cover approximately 850 square miles and have a population of approximately 500,000.

          The Florida Division's gas volumes sold or transported and customers served for the past three fiscal years were as follows:

               Gas Volumes Sold or Transported (in thousands of
              Mcf)

                                       1994     1993      1992
              Firm Sales:
                Residential          1,983    1,904     2,026
                Commercial           4,439    4,455     4,367
              Interruptible Sales    1,958    2,186     1,809
              Transportation         1,063      980       716
              Services
                                     -----    -----     -----
              otal                   9,443    9,525     8,918
                                     =====    =====     =====

                    Customers Served (twelve-month average)

                                       1994     1993      1992
              Firm:
                Residential         87,194   83,541    83,615
                Commercial           4,539    4,428     4,421
              Interruptible             28       30        28
              Transportation             8        2         2
                                    ------   ------    ------
              Total                 91,769   88,001    88,066
                                    ======   ======    ======

          The Florida Division's residential customers purchase gas primarily for water heating, cooking and clothes drying. Some customers in Brevard County also purchase gas to provide space heating during the relatively mild winter season. The growth in the twelve-month average number of customers in fiscal 1994 principally reflects new construction and the return of customers in south Dade County, Florida, who had suffered losses as a result of Hurricane Andrew in August 1992. The variations in volumes of gas sold to residential customers reflect the changes in the number of customers and the impact of weather patterns on the Florida Division's customers in Brevard County. The market for new residential construction in Dade, Broward and Brevard counties has been expanding rapidly, and the Florida Division expanded its staff to the level necessary to serve the potential customers stemming from this growth. The Company anticipates that in fiscal 1995, the Florida Division will reduce its level of operating expenses and that it will focus on developing the commercial and residential margin potential from mains currently in place while selectively expanding to future development areas.

          The Company initiated natural gas service to St. Lucie County in fiscal 1993 through the construction of a gate station interconnection with the interstate pipeline system, acquisition and conversion of an existing underground propane system and the extension of mains to potential growth areas within the city of Port St. Lucie. The Company substantially completed expansion of its mains in fiscal 1994. The net investment in plant in the city as of September 30, 1994 was $4.3 million. Of this amount, $2.4 million was included in the determination of a permanent rate increase authorized by the Florida Public Service Commission (the "FPSC") on November 29, 1994 (see "Regulation"). As of September 30, 1994, service is being provided to approximately 500 residential customers in St. Lucie County. The Company anticipates that this start-up development project will generate increased margins over time. The Company has the opportunity to seek FPSC approval to add the remainder of this start-up investment to its permanent rates as new customers are added.

          In fiscal 1993, the Company entered into a contract with the National Aeronautics and Space Administration for the initiation of natural gas sales service at Kennedy Space Center in Brevard County. Such service began in the fourth quarter of fiscal 1994. The Company invested $4.2 million in fiscal 1994 to construct the facilities necessary to provide this service, all of which was included in the determination of its new permanent rates (see "Regulation").

          As further discussed in "Regulation", the November 29, 1994 FPSC vote that authorized new permanent rates for the Florida Division, removed the division's leased appliance business from regulation.
   During fiscal years 1992 through 1994 the approved tariffs covering the monthly rentals of appliances reflected the Company's intent to use this business to promote natural gas usage in the residential market. The Company had a net investment of $14.9 millon in this business as of September 30, 1994, with revenues of $2.4 million and Operating Income Before Income Taxes of $426,000 for fiscal 1994. The Company anticipates that in fiscal 1995 it will begin to pursue higher returns from this business.

          The Florida Division's commercial business consists primarily of schools, businesses and public facilities, of which the number of customers tends to increase concurrently with the continuing growth in population within the Florida Division's service areas. Variations in volumes of gas sold within this class of customers reflect customer growth and the effects of variations of weather patterns. As with its residential markets, the Company is seeking to maximize the utilization of its existing mains by emphasizing marketing efforts toward potential commercial business along these lines.

          The Florida Division's industrial customers and certain commercial customers are served under tariffs applicable to "interruptible" customers. Unlike the Company's New Jersey Division, the Florida Division's interruptible customers do not generally have alternative energy sources, although their service is on an "as available" basis. The Company retains all of the operating margins from sales to these customers and does not expect there to be any significant impact to the Company's earnings from any service interruptions which may occur.

          Certain industrial customers have converted their natural gas service from a sales basis to a transportation basis. The Florida Division's transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales. The Company is working with several of its customers on the potential conversion of their service in fiscal 1995.

          In August 1994, the Company discovered that three employees of the Florida Division had, over a period of approximately two years, colluded to defraud the Company in conjunction with its purchase of certain computer and related services. These employees have been discharged and the Company has reported this matter to the appropriate authorities. In addition, the Company has charged fiscal 1994 earnings approximately $200,000 (pre-tax), and has instituted civil suit against these employees for restitution.

          The Company is instituting revised policies and procedures regarding certain aspects of the Florida Division's operations, including the Florida Division's budget and planning process, bidding procedures, lease or purchasing decisions, use of outside contractors, conflict of interest policy and evaluation of main extension feasibility. The institution and compliance with these revised policies and procedures was incorporated in the order of the FPSC authorizing the Florida Division's new permanent rates (see "Regulation"). The Company believes that compliance with the foregoing policies and procedures will not have a material adverse effect on the financial condition or results of operations of the Company.

          PSGS Division.

          North Carolina. The Company, through North Carolina Gas Service ("NCGS"), provides gas service to approximately 12,000 customers in Rockingham and Stokes Counties in North Carolina, which territories comprise approximately 560 square miles. Since its acquisition by the Company on April 19, 1994, NCGS sold or transported approximately 1.2 million Mcf of gas as follows: 9% sold to residential customers, 10% sold to commercial customers, 58% sold to industrial customers and 23% transported to commercial and industrial customers.

          Maryland. The Company, through Elkton Gas Service ("Elkton"), provides gas service to approximately 2,700 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. Since its acquisition by the Company on April 19, 1994, Elkton sold approximately 114,000 Mcf of gas as follows: 39% sold to residential customers, 31% sold to commercial customers and 30% sold to industrial customers.

          Pennsylvania and New York. The Company, through Valley Cities Gas Service ("Valley Cities") and Waverly Gas Service ("Waverly"), provides gas service to approximately 5,700 customers in franchised territories comprising 104 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas. Since their acquisition by the Company on April 19, 1994, Valley Cities and Waverly sold or transported approximately 1.2 million Mcf of gas as follows: 9% sold to residential customers, 4% sold to commercial customers, 13% sold to industrial customers and 74% transported to commercial and industrial customers.


   Gas Supply and Operations

          In recent years, the gas industry has been undergoing structural changes in response to policies of the Federal Energy Regulatory Commission (the "FERC") to increase competition. Traditionally, interstate pipelines were wholesalers of natural gas to local distribution companies and generally did not provide separate transportation or other services for specific customers. In 1985, the FERC adopted Order No. 436 that encouraged interstate pipelines to make transportation of gas available to customers on a non-discriminatory basis. Such voluntary "open access" by certain interstate pipelines enhanced the opportunity for the Company, other local gas distribution companies and industrial customers to purchase natural gas directly from gas producers and others. In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. The transition to Order No. 636 has the effect of increasing the opportunity for local gas distribution companies and industrial customers to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services. Although the implementation of Order No. 636 involved the restructuring of the Company's contracts with all of its pipeline suppliers, the most significant restructuring pertains to certain pipelines that together deliver less than one-third of the Company's total firm gas supply.

          Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $5.5 million of such costs as of September 30, 1994, which the Company has been authorized to recover through its gas cost adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $3.9 million. This estimate is subject to subsequent FERC actions based upon filings by the Company's pipeline suppliers.

          The Company endeavors to utilize its pipeline capacity efficiently by matching capacity to its load profile to the extent feasible. To this end, the Company has had a broad unbundled service tariff for certain of its New Jersey Division customers since 1987. In March 1994, the New Jersey Division filed tariffs with the NJBPU to extend unbundled service to its other industrial customers as well as its commercial customers (see "Regulation"). The Company continues to avail itself of opportunities to improve the utilization of its pipeline capacity by pursuing broad based customer growth, including off peak markets, and utilizing capacity release provisions within Order No. 636 when operationally feasible.

          The Company's gas supply during fiscal 1994, came from the following sources: approximately 13% from purchases under contracts with primary pipeline suppliers and additional purchases under their filed tariffs; approximately 87% from purchases from various producers and gas marketers, purchases under long-term contracts with independent producers and owned production; and less than 1% from propane and liquefied natural gas ("LNG"). The Company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 1994, the Company's largest single supplier accounted for 13% of the Company's total gas purchases.

          The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to delivery, on a firm year-round basis, of up to 84.7 million Mcf of natural gas annually with a maximum of approximately 248,000 Mcf per day. Both the price and conditions of service of these contracts are regulated by the FERC.

          The Company has long-term gas purchase contracts for the supply of natural gas for its system with eight suppliers, including one interstate pipeline company, four gas marketers and three independent producers. The Company also has a long term supply and delivery contract with an interstate pipeline. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to 45.6 million Mcf of natural gas annually with a maximum of approximately 132,000 Mcf per day. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers.

          In order to have available sufficient quantities of gas during the heating season, the Company stores gas during non-peak periods and purchases supplemental gas, including propane, LNG and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the Company with an aggregate of 15.5 million Mcf of natural gas storage capacity and provide the Company with the right to receive a maximum daily quantity of 174,900 Mcf. The contracts with cogeneration customers provide 35,800 Mcf of daily gas supply to meet peak loads by allowing the Company to take back capacity and supply that otherwise is dedicated to serve those customers.

          The Company's peak load facilities in New Jersey include a propane-air plant with a daily production capacity of 27,400 Mcf, fixed propane storage totaling 674,000 gallons and rail car sidings capable of storing an additional 300,000 gallons. The Company has an LNG storage and vaporization facility with a daily delivery capacity of 24,300 Mcf and storage capacity of 131,000 Mcf.

          The Company owns working interests in gas production from certain gas wells in New York State. Gas reserves subject to recovery under an existing rate order applicable to the New Jersey Division are approximately 138,000 Mcf as of September 30, 1994.

          The Company's maximum daily sendout in fiscal 1994 was approximately 344,800 Mcf in its New Jersey Division, 43,800 Mcf in its Florida Division,18,900 Mcf in North Carolina, 4,300 Mcf in Maryland and 15,800 Mcf in Pennsylvania and New York combined. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for the New Jersey Division of approximately 380,500 Mcf, approximately 53,200 Mcf for its Florida Division, approximately 20,900 Mcf for North Carolina, approximately 5,000 Mcf for Maryland and approximately 17,000 Mcf for Pennsylvania and New York combined.

          Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $71 million annually, of which approximately $47 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas cost adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 10 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

          In November 1994, the Company and seven other Northeastern and Mid-Atlantic gas distribution companies formed an alliance to increase supply reliability and reduce costs. The alliance intends to commence operations during the fiscal 1995 winter season. Subject to mutually agreeable terms and conditions, members of the alliance will be able to arrange for transfers of natural gas supplies among members when needs arise.

          The Company is authorized by its state regulatory commissions to recover through rates (exclusive of carrying costs), surcharges from its pipeline suppliers that relate to take-or-pay obligations that the suppliers had with natural gas producers.

          The Company distributes gas through approximately 5,600 miles of steel, cast iron and plastic mains. The Company has physical interconnections with four interstate pipelines in New Jersey and one interstate pipeline in Florida. In addition, the Company has physical interconnections in North Carolina and Pennsylvania with interstate pipelines which also connect to the New Jersey Division. Common interstate pipelines along the Company's operating system provide the Company with greater flexibility in managing pipeline capacity and supply, and thereby optimize system utilization.

   Regulation

          The Company is subject to regulation with respect to, among other matters, rates, service, accounting and the issuance of securities. The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it serves. The Company is also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1968, with respect to the design, installation, testing, construction and maintenance of pipeline facilities. Natural gas purchases, transportation service and storage service provided to the Company by interstate pipeline companies are subject to regulation by the FERC (see " Gas Supply and Operations"). In addition, the Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters and to environmental regulations issued by the United States Environmental

   Protection Agency, the New Jersey Department of Environmental Protection and other federal and state agencies.

          The Company's current rates and tariffs for its New Jersey Division reflect a rate case that was settled in October 1991, under which the Company obtained a weather normalization clause. The weather normalization clause is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. No adjustment to fiscal 1994's operating margins was required as the weather fell within the normal range. Revenue adjustments pursuant to the weather normalization clause increased the Company's operating margins by $1.3 million in fiscal 1993 and by $0.8 million in fiscal 1992.

          In March 1994, the New Jersey Division filed with the NJBPU new tariffs which are designed to provide for unbundling of natural gas transportation and sales services to commercial and industrial customers. The Company expects the effect of the new tariffs to be neutral on the operating revenues and margins of the Company.

          The Company's rates and tariffs for its Florida Division during fiscal years 1992, 1993 and 1994 were authorized in August 1991. On November 29, 1994, the FPSC voted to authorize the Florida Division to increase its permanent rates by $1.6 million annually (the "FPSC Order"). This authorization was in response to the Florida Division's May 1994 filing with the FPSC requesting an $8.6 million increase to its base rates. The FPSC Order provides for a rate base amounting to approximately $82.6 million with an overall allowed after tax rate of return of 7.26%. In addition, the FPSC Order provides for several tariff changes designed to promote growth in developing markets for natural gas, including an experimental rate to foster increased usage of natural gas as a fuel for vehicles. The FPSC Order further approved the deregulation of the Florida Division's leased appliance business which consists of leasing water heaters, clothes dryers and ranges to customers to promote natural gas usage in the residential market (see "Territory and Customers Served- Florida Division").

          The current rates and tariffs for the PSGS Division were authorized between October 1988 and December 1993. This division was acquired after the heating season in fiscal 1994 and serves approximately 20,000 customers. The tariff for NCGS reflects a weather normalization clause for its heat sensitive residential and commercial customers. No adjustment for weather normalization was applicable to the Company's North Carolina operations in fiscal 1994 since it was acquired after the heating season.

          The Company's tariffs contain adjustment clauses that enable the Company to recover purchased gas costs. The adjustment clauses provide for periodic reconciliation of actual recoverable gas costs with the estimated amounts that have been billed. Under or over recovery at the reconciliation date is recovered from or refunded to customers in subsequent periods.

   Capital Expenditures

          Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were

   $55.8 million in fiscal 1994, $39.6 million in fiscal 1993 and $31.3 million in fiscal 1992. Approximately $36 million of fiscal 1994 capital expenditures were for construction relating to new customers and additional distribution, storage and other gas plant facilities. The Company's capital expenditures are expected to be approximately $44 million in fiscal 1995, including approximately $25 million for system expansion. In addition, the net present value of minimum lease payments relating to noncancelable operating leases, which relate principally to New Jersey Division office space, is approximately $24 million as of September 30, 1994, including $4.4 million payable in fiscal 1995.

   Seasonal Aspects

          Sales of gas to some classes of customers are affected by variations in demand due to changes in weather conditions, including normal seasonal variations throughout the year. The demand for gas for heating purposes is closely related to the severity of the winter heating season. Seasonal variations affect short-term cash requirements.


   Persons Employed

          As of September 30, 1994, the Company employed 1,167 persons, of which 298 employees of the New Jersey Division were represented by the Utility Workers Union of America (Local 424), 125 employees of the Florida Division and 19 employees in Pennsylvania were represented by The Teamsters Union, and 47 employees in North Carolina were represented by the International Brotherhood of Electrical Workers. The current labor contract with the New Jersey Division's union was renegotiated effective November 20, 1994 and expires on November 20, 1998. The Florida Division's contract expires on March 31, 1997. The Pennsylvania contract expires on September 30, 1996, and the North Carolina contract expires on August 20, 1995.


   Competition

          The Company competes with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories in which it has distributions mains. In 1992, the FERC issued Order No. 636 (see "Gas Supply and Operations"). Subsequently, initiatives were sponsored in various states whose purposes were to "unbundle" or separate into distinct transactions the purchase of the gas commodity from the purchase of transportation services for the gas. Since that time, competition has arisen from other gas distributors, and has continued from gas marketers.
   Currently, in the territories the Company serves, this competition has focused on the large industrial customer market; where open access to the interstate pipeline transmission systems allows certain industrial customers to purchase gas from alternative sources for transportation through the Company's distribution systems and may allow certain industrial customers to bypass the Company's systems altogether by connecting directly to an interstate gas pipeline. The Company expects that in fiscal 1995, its New Jersey Division's commercial market customers will also be able to seek their supply of gas separately, through competitors of the Company. As noted in "Territory and Customers Served- New Jersey Division", the margins that the Company has received from transportation service, as compared to "bundled" gas sales, have been substantially the same. The Company expects that the tariff revisions, which will go into effect when its New Jersey Division's commercial customers are able to seek separate gas supply arrangements, will also not have a material adverse effect on the earnings of the Company.

          Electricity and oil are the principal non-gas competitors in the residential and commercial markets where the primary uses of energy are for space heating, water heating, cooking and clothes drying.

          The Company believes that in order to compete, it must offer a greater variety of services at more competitive prices. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Business Plan" for discussion of the Company's preparation for the impact of increased competition.

   Franchises

          The Company holds non-exclusive municipal franchises and other consents which enable it to provide natural gas in the territories it serves. The Company intends to renew these franchises and consents as they expire.



   Environment

          Reference is made to Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations- Capital Expenditures and Commitments" and Note 9, "Commitments and Contingencies" of the "Notes to the Consolidated Financial Statements" for information regarding environmental matters affecting the Company.

   Item 2. Properties

          The Company owns approximately 5,600 miles of steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the Company owns peak shaving plants, including an LNG storage facility in Elizabeth, New Jersey. The assets of the Florida Division are subject to the lien of a mortgage securing $9.8 million of indebtedness.

          The Company also owns real property in Union, Middlesex, Warren, Sussex and Hunterdon Counties in New Jersey, and in Dade, Broward, Brevard and St. Lucie Counties in Florida, portions of which are under lease to others. The Company's owned properties include a general office building in Hialeah, Florida, that serves as the Florida Division's headquarters; another office facility in Rockledge, Florida; and office buildings in both Reidsville, North Carolina and Sayre, Pennsylvania, which serve as operating offices for the North Carolina and the Pennsylvania and New York operations, respectively. The Company also owns various service centers in New Jersey, Florida, North Carolina, Maryland and Pennsylvania from which the Company dispatches service crews and conducts construction and maintenance activities. In addition, the Company owns working interests in certain gas production properties in New York State.

          The Company leases office space in Bedminster, New Jersey, that serves as its corporate headquarters and leases certain other facilities in New Jersey that are operated as customer business offices. The Company also leases approximately 160,000 square feet in an office building in Union, New Jersey, which serves as the New Jersey Division's headquarters. The building is owned and operated by the Liberty Hall Joint Venture. Participants in the joint venture are Cali Liberty Hall Associates, a New Jersey general partnership, and a Kean family trust, of which John Kean and Stewart Kean are trustees. John Kean and Stewart Kean beneficially own more than 5% of the outstanding shares of NUI common stock. All negotiations relative to the lease were conducted between the Company and Cali Liberty Hall Associates. No person involved with the Kean family trust participated in such discussions. The lease agreement is for an initial term through 2009 with two consecutive five-year renewal options. The Company also has the right of first refusal to purchase the building in the event the owner seeks to sell the property. The annual base rent was approximately $2.6 million in fiscal 1994, and is $2.9 million in fiscal years 1995 through 1999, $3.3 million in fiscal years 2000 through 2004, $3.7 million in fiscal years 2005 through 2008, and $2.9 million in 2009.

          Subject to minor exceptions and encumbrances, all other property materially important to the Company and all principal plants are owned in fee simple, except that most of the mains and pipes are installed in public streets under franchise or statutory rights or are constructed on rights of way acquired from the apparent owner of the fee.

   Item 3. Legal Proceedings

          In August 1994, the Company discovered that three employees of the Florida Division had, over a period of approximately two years, colluded to defraud the Company in conjunction with its purchase of certain computer equipment and related services. These employees have been discharged and the Company has reported this matter to the appropriate authorities. In addition, the Company has charged fiscal 1994 earnings approximately $200,000 (pre-tax), and has instituted civil suit against these employees for restitution.

          The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

   Item 4. Submission of Matters to a Vote of Security Holders

          No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 1994.


                                    PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters

          NUI common stock is listed on the New York Stock Exchange (the "NYSE") and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported high and low closing price per share of NUI common stock for the two years ended September 30, 1994 were as follows:

                              Quarterly    Price Range
                                 Cash
                               Dividend   High      Low

                    Fiscal 1994:
                    First
                    Quarter  $0.40     $29.00   $25.25
                    Second
                    Quarter   0.40      28.75    24.125
                    Third
                    Quarter   0.40      24.50    21.00
                    Fourth
                    Quarter   0.40      22.75    17.75

                    Fiscal 1993:
                    First
                    Quarter  $0.395    $25.25   $22.25
                    Second
                    Quarter   0.395     28.125   23.50
                    Third
                    Quarter   0.40      28.00    25.125
                    Fourth
                    Quarter   0.40      29.375   27.875


          There were 6,928 shareholders of record of NUI common stock at October 31, 1994.

          On October 26, 1994, the Company declared a quarterly dividend at a rate of $0.225 per share. The rate in prior quarters had been $0.40 per share. It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. However, NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

          The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay $19.5 million of cash dividends at September 30, 1994.

   Item 6. Selected Financial Data


                      Summary Consolidated Financial Data
                   (in thousands, except per share amounts)


                                         Fiscal Years Ended September 30,
                                  1994    1993     1992      1991    1990

   Income Statement Data:
   Operating Revenues          $392,286 $354,889 $291,032  $291,320 $295,950

   Operating Income              25,833   26,702   25,170    19,457   22,396

   Interest Expense              15,566   13,768   14,980    15,634   15,058
   Net Income                  $ 10,780  $13,810 $ 11,808   $ 3,447  $ 8,719
                                 ======   ======   ======    ======   ======
   Net Income Per Share of
   Common Stock                   $1.25    $1.70    $1.68     $0.55   $1.42
                                   ====     ====     ====      ====    ====
   Dividends Paid Per Share of
   Common Stock                   $1.60    $1.59    $1.58     $1.57   $1.56
                                   ====     ====     ====      ====    ====

   Total Assets at September
   30                          $601,648 $483,911 $467,321  $406,491 $384,344

   Capitalization at September
   30:
   Current Portion of
   Long-Term Debt and Capital
   Lease Obligations             $2,761   $3,882   $7,550    $4,147  $2,942

   Notes Payable to Banks       110,125   69,325   46,375    46,875  51,300

   Capital Lease Obligations     11,932   12,290   13,422    14,871  16,369

   Long-Term Debt               160,928  142,090  131,546   106,189  97,048

   Common Shareholders' Equity  142,768  122,384  116,933    85,182  89,291

   Book Value Per Share           15.59    14.93    14.55     13.43   14.39

   Common Shares Outstanding      9,157    8,201    8,036     6,342   6,204





   Note to the Summary Consolidated Financial Data:
   Net income for fiscal 1991 includes provisions to write off certain merger-related fees and expenses and to write down certain properties and investments amounting to $3.3 million (after tax), or $0.53 per share.

                      Summary Consolidated Operating Data



                                     Fiscal Years Ended September 30,
                                    1994      1993    1992     1991    1990
   Operating Revenues (Dollars
   in thousands)
   Firm Sales:
       Residential              $188,472  $170,150 $145,149 $143,763 $150,607
       Commercial                105,985    93,633  76,685   76,341    78,224
       Industrial                 25,809    23,066  21,928   24,914    25,848
   Interruptible Sales            52,058    48,838  31,888   35,083    31,650
   Transportation Services        13,273    12,154  10,410    7,792     6,661
   Appliance Leasing, Fees and
   Other                           6,689     7,048    4,972    3,427    2,960
                                 -------   -------  -------  -------  -------
   Total                        $392,286  $354,889 $291,032 $291,320 $295,950
                                 =======   =======  =======  =======  =======

   Gas Sold or Transported
   (MMcf)
   Firm Sales:
       Residential                22,558    21,019  20,251   18,133  19,598
       Commercial                 16,175    14,918  14,006   12,599  13,034
       Industrial                  5,323     4,781   5,052    5,427   5,459
   Interruptible Sales            16,713    14,531  11,142   12,624  10,419
   Transportation Services        17,290    16,439  14,816   11,778  10,096
                                 -------   ------- -------  ------- -------
   Total                          78,059    71,688  65,267   60,561  58,606
                                 =======   ======= =======  ======= =======

   Customers Served (Twelve
   month averages)
   Firm:
       Residential               312,647   297,682 295,449  291,571 282,191
       Commercial                 22,726    21,016  20,670   20,292  19,753
       Industrial                    382       377     402      427     439
   Interruptible and
   Transportation                    238       192     173      161     151
                                 -------   ------- -------  ------- -------
   Total                         335,993   319,267 316,694  312,451 302,534

                                 =======   ======= =======  ======= =======

   Degree Days in New Jersey       4,944     4,703   4,880    4,219   4,736
   (normal: 4,978)

   Employees                       1,167     1,011     979      965    976

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation ("NUI" or the "Company"). The Company's operating divisions are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida (Florida) and Pennsylvania & Southern Gas Company ("PSGS"), which operates as North Carolina Gas Service (North Carolina), Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). PSGS was acquired in a merger on April 19, 1994 (see Note 2 of the Notes to the Consolidated Financial Statements).

   Results of Operations

          Operating Revenues and Operating Margins. The following summarizes the Company's operating revenues and margins for the past three fiscal years (in thousands):


                                       1994      1993     1992
             Operating Revenues      $392,286   $354,889 $291,032
             Purchased Gas and Fuel  (223,421)  (195,842)(139,309)
             Gross Receipts and
             Franchise Taxes          (31,790)   (30,472) (30,297)
                                       -------    -------  -------
                                     $137,075    $128,575 $121,426
             Operating Margins         =======    =======  =======

          The Company's operating revenues increased by $37.4 million, or 11%, in fiscal 1994 as compared with fiscal 1993, and by $63.9 million, or 22%, in fiscal 1993 as compared with fiscal 1992. The increases in both years principally reflect increases in the number of customers served, including the addition of the PSGS Division in fiscal 1994, greater industrial demand and the effect of gas cost adjustment clauses. The effect of weather in New Jersey contributed to higher revenues in fiscal 1994 as the weather was 5% colder than in the prior year. Measured in degree days, weather in New Jersey was normal in fiscal 1994, 6% warmer than normal in fiscal 1993, and 2% warmer than normal in fiscal 1992.

          The Company's total average number of customers served increased by 16,726 (including 10,245 from the PSGS acquisition), or 5.2%, in fiscal 1994 as compared with fiscal 1993, and by 2,573, or 0.8%, in fiscal 1993 as compared with fiscal 1992. The number of heating customers served in fiscal 1994 increased by 12,996 or 7.9% (including the PSGS acquisition), as compared with fiscal 1993, and by 4,715, or 3.0%, in fiscal 1993 as compared with fiscal 1992, including the effects of converting existing water heating and cooking service customers into gas heating customers. The addition of PSGS heating customers from the PSGS acquisition had a less significant impact on fiscal 1994's operating revenues and margins since PSGS was acquired after the heating season.

          Gas cost adjustment clauses enable the Company to pass through to its customers, via periodic adjustments to amounts billed, increased or decreased costs incurred by the Company for purchased gas, without affecting operating margins. Adjustments related to changes in gas costs had the net effect of increasing operating revenues by $28.3 million in fiscal 1994 and $12.4 million in fiscal 1993, and reducing operating revenues by $16.0 million in fiscal 1992, with offsetting adjustments to purchased gas and fuel costs and to gross receipts and franchise taxes.

          The Company's operating margins increased by $8.5 million, or 6.6%, in fiscal 1994 as compared to fiscal 1993, and by $7.1 million, or 5.9%, in fiscal 1993 as compared with fiscal 1992. The increases in both years principally reflect increases in the number of customers served.

          The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. In New Jersey, since fiscal 1994 fell within the normal range, no adjustment was required. Margins were increased $1.3 million in fiscal 1993 and $0.8 million in fiscal 1992 for the effects of warmer-than-normal weather. No adjustment was applicable to the Company's North Carolina operations in fiscal 1994 since it was acquired after the heating season.

          Operating Income. The following summarizes elements of the Company's operating income for the past three fiscal years (in thousands):

                                        1994       1993   1992
             Operating Margins        $137,075  $128,575 $121,426
             Operation and
             Maintenance Expenses      (85,237)  (74,784) (71,450)
             Depreciation and
             Amortization              (17,446)  (15,082) (14,273)
             Payroll and Other Taxe s   (6,467)   (5,258)  (4,978)
                                       -------   -------  -------
             Operating Income Before
             Income Taxes               27,925    33,451   30,725
             Income Taxes               (2,092)   (6,749)  (5,555)
                                       -------   -------  -------
             Operating Income         $ 25,833  $ 26,702 $ 25,170
                                       =======   =======  =======

          Although operating margins increased, the Company's operating income before income taxes decreased by $5.5 million, or 17%, in fiscal 1994 as compared with fiscal 1993, principally attributable to increased operating expenses. This increase was due in part to higher costs associated with system growth, including the payroll and employee benefits costs attributable to a larger work force and depreciation due to additional plant-in-service. Increased operation and maintenance expenses were also the result of severe weather experienced in New Jersey during portions of this past heating season. System growth is occurring principally in the Company's Florida Division where the Company's capital expenditure program includes the development of the Port St. Lucie franchise, the construction of a new pipeline in Brevard County, which includes service to the National Aeronautics and Space Administration's Kennedy Space Center, and additional main extensions for future growth. In addition, operating income before income taxes was adversely affected by a $0.9 million loss incurred by the inclusion of the operations of the PSGS Division after the heating season. The decrease in income taxes for fiscal 1994 as compared to fiscal 1993 was due to lower pre-tax income, as well as the reversal of $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

          In fiscal 1993, operating income before income taxes increased by $2.7 million as compared with fiscal 1992, principally reflecting the improvement in operating margins, partially offset by increased operation and maintenance expenses.

          Other Income and Expense. Other income, net, for fiscal 1992 included realized net pretax gains on the sale of marketable securities amounting to $0.8 million.

          Interest Expense. The increase in interest expense in fiscal 1994 principally reflects higher outstanding borrowings as compared with fiscal 1993. Interest expense decreased in fiscal 1993 as compared with fiscal 1992 principally due to lower prevailing interest rates, partially offset by higher outstanding borrowings. See- "Financing Activities and Resources."

          Net Income. Net income for fiscal 1994 was $10.8 million, or $1.25 per share, as compared with net income of $13.8 million, or $1.70 per share, in fiscal 1993, and $11.8 million, or $1.68 per share, in fiscal 1992. The decrease in fiscal 1994 is primarily due to (1) an approximate $4.8 million decrease in operating income before income taxes as a result of higher operating expenses in the Company's Florida Division associated with system growth, coupled with lower than anticipated margins in that division due to slower than anticipated customer growth, (2) higher interest costs (approximately $1.2 million after taxes) and (3) a $0.6 million net operating loss from the addition of PSGS following the conclusion of the heating season. The PSGS Merger had a dilutive effect of $0.14 per share in fiscal 1994, including the effect of the issuance of 683,443 additional shares of NUI common stock for all the outstanding shares of PSGS. Partly offsetting these decreases was the reversal of approximately $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

          The increase in net income in fiscal 1993 as compared with fiscal 1992 reflects higher volumes of gas sold or transported as a result of additional residential and commercial customers and increased demand by industrial customers, coupled with lower interest expense.

          Net income per share in fiscal 1994 and fiscal 1993 was also affected by the increased number of outstanding shares of NUI common stock as compared to prior years.

   Regulatory Matters

          On November 4, 1994, the New Jersey Board of Public Utilities ("NJBPU") approved a petition filed by the Company's New Jersey Division to reduce its annual gas cost adjustment revenues by approximately $11.9 million. The decrease reflects the Company's projections for lower gas costs over the coming year and will have no effect on the Company's operating margins. The NJBPU also approved a refund of approximately $2.8 million to customers in the first quarter of fiscal 1995 as a result of lower than projected gas prices paid in fiscal 1994.

          On November 29, 1994, the Florida Public Service Commission ("FPSC") voted to authorize the Florida Division to increase its permanent rates by $1.6 million annually. This authorization was in response to the Florida Division's May 1994 filing with the FPSC requesting an $8.6 million increase to its base rates.

          In March 1994, the Company's New Jersey Division filed with the NJBPU new tariffs which are designed to provide for unbundling of natural gas transportation and sales services to commercial and industrial customers. The Company expects the effect of the new tariffs to be neutral to the operating revenues and margins of the Company.

   Financing Activities and Resources

          The Company's cash provided by operating activities was $22.5 million in fiscal 1994, $4.3 million in fiscal 1993 and $12.4 million in fiscal 1992. The increase in fiscal 1994 as compared with fiscal 1993 was primarily attributable to the temporary overcollection of lower-than-anticipated gas costs and lower costs for fuel held in inventory. The decrease in fiscal 1993 as compared with fiscal 1992 principally reflects the acceleration of payments for the New Jersey Division's gross receipts and franchise taxes (see-" Capital Expenditures and Commitments").

          Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

          Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $82.0 million at 4.1% in fiscal 1994, $53.9 million at 3.6% in fiscal 1993 and $44.1 million at 5.1% in fiscal 1992. The weighted average daily amounts of notes payable to banks increased principally to finance portions of the Company's construction expenditures, primarily related to system growth in Florida, and the accelerated payment of New Jersey gross receipts and franchise taxes (see-"Capital Expenditures and Commitments"). At September 30, 1994, the Company had outstanding notes payable to banks amounting to $110.1 million and available unused lines of credit amounting to $52.9 million.

          In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of $100 million of debt and equity securities. The Company does not anticipate issuing equity securities in the near future. The Company does anticipate issuing debt securities from time to time depending upon prevailing market conditions and intends to use part of the proceeds of such securities to (1) repay certain variable rate debt, which may include $30 million currently classified as long-term debt, (2) finance part of the Company's future capital expenditures, and (3) if economically feasible (based upon prevailing market interest rates), prepay the remaining $9.8 million balance of its first mortgage bonds. The call premium to redeem the Company's remaining first mortgage bonds is approximately $0.4 million.

          Long-Term Debt and Funds for Construction Held by Trustee. On

   August 16, 1994, the Company issued $66.5 million of tax-exempt bonds in New Jersey and Florida. These issuances were comprised of $46.5 million of 6.35% Gas Facilities Refunding Revenue Bonds, due October 1, 2022, which replaced the same amount of outstanding debt bearing interest at 11% and 11.25%, and $20 million of 6.40% Gas Facilities Revenue Bonds, due October 1, 2024, which will be used to finance part of the Company's capital expenditure program in Florida.

          The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1994, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $26.9 million and is classified on the Company's consolidated balance sheet as funds for construction held by trustee.

          Common Stock. The Company issued 272,556 in fiscal 1994, 165,186 in fiscal 1993, and 193,755 shares of NUI common stock during fiscal 1992, in connection with NUI Direct, the Company's common stock investment plan (formerly the NUI Dividend Reinvestment & Stock Purchase
   Plan), and various employee benefit plans. The proceeds of such issuances amounted to $6.3 million, $4.2 million and $3.8 million in fiscal 1994, 1993 and 1992, respectively, and were used primarily to reduce outstanding short-term debt.

          On April 19, 1994, the Company issued 683,443 additional shares of NUI common stock in connection with the PSGS Merger (see Note 2 of the Notes to the Consolidated Financial Statements).

          In May 1992, the Company issued an additional 1,500,000 shares of NUI common stock through a public offering. The aggregate net proceeds, which amounted to $27.4 million, were used to reduce outstanding short-term debt.

   Capital Expenditures and Commitments

          Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $55.8 million in fiscal 1994, $39.6 million in fiscal 1993 and $31.3 million in fiscal 1992. Approximately $36 million of fiscal 1994 capital expenditures were for construction relating to new customers and additional distribution, storage and other gas plant facilities. The Company's capital expenditures are expected to be approximately $44 million in fiscal 1995, including approximately $25 million for construction relating to new customers and additional distribution, storage and other gas plant facilities. In addition, the net present value of minimum lease payments relating to noncancelable operating leases, which relate principally to New Jersey Division office space, is approximately $24 million as of September 30, 1994, including $4.4 million payable in fiscal 1995.

          As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the Company owns or previously owned certain properties on which gas was manufactured by the Company or by other parties in the past. Coal tar residues are present on six New Jersey Division sites and the Company's PSGS Division may have contaminants on as many as ten former sites. The Company, with the assistance of an outside consultant, has begun preliminary assessments on certain of the PSGS Division sites. The Company is not able at this time to determine the extent of contamination at the other PSGS Division sites, if any, the requirement for remediation if contamination is present, or the costs associated with remediation. As of September 30, 1994, the Company has recorded a total reserve for probable environmental remediation liabilities of approximately $32 million, which the Company expects it will expend in the next twenty years. This estimate does not include any possible costs for those PSGS Division sites for which preliminary assessments have not begun. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with remediation could exceed current reserves by an amount of up to $15
   million.   The Company believes that certain of its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers and former owners and operators of the sites. However, with respect to remediation costs associated with certain of those PSGS Division sites for which preliminary assessments have begun, the Company is not able at this time to determine the extent of possible recovery, if any, from among PSGS ratepayers, insurance carriers or former owners and operators. Consequently, the Company has recorded $1.9 million as an additional plant acquisition adjustment. Should additional information concerning the PSGS Division's probable environmental liability become known and subject to reasonable quantification within one year from the date of the PSGS Merger, the plant acquisition adjustment may be changed accordingly (see Note 2 of the Notes to the Consolidated Financial Statements).

          In June 1991, legislation was enacted in New Jersey that accelerated the payments of approximately $30 million of gross receipts and franchise taxes by an average of almost one and a half years in stages from 1992 through 1994. The Company expects that future base rate orders will reflect the recovery of costs associated with the related additional financing requirements.

          Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $71 million annually, of which approximately $47 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas cost adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 10 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

          The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $5.5 million of such costs as of September 30, 1994, which the Company has been authorized to recover through its gas cost adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $3.9 million. This estimate is subject to subsequent FERC actions based upon filings by the Company's pipeline suppliers.

          As of September 30, 1994, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $1.2 million in fiscal 1995, $1.2 million in fiscal 1996, $3.3 million in fiscal 1997, $31.0 million in fiscal 1998 and $1.0 million in fiscal 1999. See-"Financing Activities and Resources".

   Acquisition of Pennsylvania & Southern Gas Company

          As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company completed its planned merger with PSGS on April 19, 1994. The merger resulted in a 7% increase in the number of customers served as well as a 10% increase in annual gas volume throughput. Greater customer diversity and common gas transmission pipelines will provide greater flexibility in managing gas capacity and supply, thereby increasing opportunities for lowering the overall cost of gas.

   Outlook and Business Plan

          The gas distribution industry is changing, and management believes that utilities can no longer rely upon a stable revenue stream. The traditional local gas distribution company no longer enjoys a competition-free environment. As a result, management believes that local gas companies must offer a greater variety of services at more competitive prices or risk losing business to competition. In view of the foregoing and the Company's dividend payout levels compared to earnings during the periods since 1988, when the Company spun-off all of its non-utility subsidiaries into KCS Energy Group, the Company declared, on October 26, 1994, a quarterly dividend at a rate of $0.225 per share. The rate in prior quarters had been $0.40 per share.

           The Company's plan is to prepare for the impact of increased competition. In furtherance of this plan, the Company is conducting a review of its operations to determine its optimum operating structure. It is anticipated that this review will result in further consolidation of support functions across divisional lines, thereby eliminating redundancies and improving efficiencies. To prepare for the restructuring and as part of this review, the Company announced plans for an early retirement program which will be offered to approximately 10% of its employees. The Company estimates that approximately 65% of the 112 eligible employees will opt for the program and, at this level, the discounted savings to be realized over the next seven years is approximately $12 million with associated costs of approximately $5 million.

          In addition to reducing costs and improving operating efficiencies, the Company is seeking to increase margins through its subsidiary Natural Gas Services, which currently markets natural gas and transportation service in Florida and is developing plans which may include marketing these services to customers within NUI's other franchise areas and to others outside of these areas.

          Total fiscal 1995 capital expenditures are anticipated to be $44 million (see-"Capital Expenditures and Commitments") as compared with $55.8 million in fiscal 1994. Of this, capital expenditures in Florida are anticipated to be $11.6 million in fiscal 1995 as compared with

   $21.7 million in fiscal 1994, which included the completion of the initial phases of two significant main extension projects. The focus in fiscal 1995 is to develop the commercial and residential margin potential in the Florida Division while expanding its mains selectively to future development areas.

          If the Company is unable to accomplish its plans described above, a trend of lower net income is expected to continue.

   Effects of Inflation

          The Company's tariffs provide gas cost adjustment clauses through which rates charged to customers are adjusted for changes in the cost of gas on a reasonably current basis. Increases in other utility costs and expenses not otherwise offset by increases in revenue could have an adverse effect on earnings due to the time lag associated with the regulatory process and the uncertainty of whether the regulatory process will allow full recovery of such costs.

   Item 8. Financial Statements and Supplementary Data

          Consolidated financial statements of the Company at September 30, 1994 and 1993 and for each of the fiscal years in the three year period ended September 30, 1994 and the auditors' report thereon, and unaudited quarterly financial data for the two-year period ended September 30, 1994, are included herewith as indicated on the "Index to Financial Statements and Schedules" on page F-1.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                           PART III

    Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1995.

     Effective December 6, 1994, Jack Langer, a director of the Company, was relieved of his position as President and Chief Executive Officer of the Florida Division. Glyn Hazelden, an officer of the New Jersey Division, has assumed the role of Chief Operating Officer of the Florida Division.

    Item 11. Executive Compensation

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1995.

    Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1995.

    Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1995.

                                   PART IV.

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) (1) Consolidated financial statements of the Company at September 30, 1994 and 1993 and for each of the fiscal years in the three-year period ended September 30, 1994 and the auditors' report thereon, and unaudited quarterly financial data for the two-year period ended Septem-ber 30, 1994 are included herewith as indicated on the "Index to Financial Statements and Schedules" on page F-1.

          (2) The applicable financial statement schedules for the fiscal years 1994, 1993 and 1992 are included herewith as indicated on the "Index to Financial Statements and Schedules" on page F-1.

          (3) Exhibits:
    Exhibit
    No.               Description                     Reference

    2(i)        Letter Agreement, dated June 29,  Incorporated by
                1993, by and between NUI          reference to Exhibit 2-1
                Corporation and Pennsylvania &    to Registration
                Southern Gas Company              Statement No. 33-50561
    2(ii)       Agreement and Plan of Merger,
                dated as of July 27, 1993, by     Incorporated by
                and between NUI Corporation and   reference to Exhibit 2-2
                Pennsylvania & Southern Gas       to Registration
                Company                           Statement No. 33-50561

    3(i)        Certificate of Incorporation,     Incorporated by
                amended and restated as of March  reference to Exhibit
                12, 1991                          3(i) to NUI's Form 10-K
                                                  Report for Fiscal 1991

    3(ii)       By-Laws, amended and restated as  Incorporated by
                of March 12, 1991                 reference to Exhibit
                                                  3(ii) to NUI's Form 10-K
                                                  Report for Fiscal 1991
    10(i)       Service Agreement by and between  Incorporated by
                Transcontinental Gas Pipe Line    reference to Exhibit
                Corporation and Elizabethtown     10-1 to Registration
                Gas Company ("EGC"), dated        Statement No. 33-50561
                February 1, 1992

    10(ii)      Service Agreement under Rate      Incorporated by
                Schedule GSS by and between       reference to Exhibit
                Transcontinental Gas Pipe Line    10-2 to Registration
                Corporation and EGC, dated May    Statement No. 33-50561
                3, 1972
    10(iii)     Service Agreement under Rate      Incorporated by
                Schedule LG-A by and between      reference to Exhibit
                Transcontinental Gas Pipe Line    10-3 to Registration
                Corporation and EGC, dated        Statement No. 33-50561
                January 12, 1971

    Exhibit
    No.               Description                     Reference

    10(iv)      Service Agreement by and between  Incorporated by
                Transcontinental Gas Pipe Line    reference to Exhibit
                Corporation and EGC, dated        10-4 to Registration
                November 1, 1991                  Statement No. 33-50561
    10(v)       Service Agreement for Storage     Filed herewith
                Gas by and between
                Transcontinental Gas Pipe Line
                Corporation and EGC, dated
                November 1, 1994

    10(vi)      Firm Gas Transportation           Incorporated by
                Agreement by and among            reference to Exhibit
                Transcontinental Gas Pipe Line    10-6 to Registration
                Corporation, EGC and National     Statement No. 33-50561
                Fuel Gas Supply Corporation,
                dated November 1, 1984

    10(vii)     Gas Transportation Agreement by   Incorporated by
                and among Transcontinental Gas    reference to Exhibit
                Pipe Line Corporation and EGC,    10-7 to Registration
                dated February 4, 1991            Statement No. 33-50561
    10(viii)    Service Agreement for Rate
                Schedule CDS by and between
                Texas Eastern Transmission
                Corporation and EGC, dated
                December 1, 1993                  Filed herewith

    10(ix)      Service Agreement under Rate
                Schedule FTS-7 by and between
                Texas Eastern Transmission
                Corporation and EGC, dated
                October 25, 1994                  Filed herewith
    10(x)       Service Agreement for Rate
                Schedule FTS-5 by and between     Incorporated by
                Texas Eastern Transmission        reference to Exhibit
                Corporation and EGC, dated June   10-10 to Registration
                1, 1993                           Statement No. 33-50561

    10(xi)      Service Agreement under Rate
                Schedule FTS-8 by and between
                Texas Eastern Transmission
                Corporation and EGC, dated June
                28, 1994                          Filed herewith

    10(xii)     Service Agreement for Rate
                Schedule FTS-5 by and between     Incorporated by
                Texas Eastern Transmission        reference to Exhibit
                Corporation and EGC, dated June   10-12 to Registration
                1, 1993                           Statement No. 33-50561
    10(xiii)    Service Agreement for Rate
                Schedule FTS-2 by and between     Incorporated by
                Texas Eastern Transmission        reference to Exhibit
                Corporation and EGC, dated June   10-13 to Registration
                1, 1993                           Statement No. 33-50561

    Exhibit
    No.               Description                     Reference

    10(xiv)     Service Agreement under NTS Rate  Incorporated by
                Schedule by and between Columbia  reference to Exhibit
                Gas Transmission Corporation and  10(xiv) to NUI's Form
                EGC, dated November 1, 1993       10-K Report for Fiscal
                                                  1993
    10(xv)      Service Agreement under SST Rate  Incorporated by
                Schedule by and between Columbia  reference to Exhibit
                Gas Transmission Corporation and  10(xv) to NUI's Form 10-
                EGC, dated November 1, 1993       K Report for Fiscal 1993

    10(xvi)     Service Agreement under FTS Rate  Incorporated by
                Schedule by and between Columbia reference to Exhibit Gas Transmission Corporation and 10(xvi) to NUI's Form
                EGC, dated November 1, 1993       10-K Report for Fiscal
                                                  1993

    10(xvii)    Gas Transportation Agreement      Incorporated by
                under FT-G Rate Schedule by and   reference to Exhibit
                between Tennessee Gas Pipeline    10(xvii) to NUI's Form
                Company and EGC (Contract #597),  10-K Report for Fiscal
                dated September 1, 1993           1993
    10(xviii)   Gas Transportation Agreement      Incorporated by
                under FT-G Rate Schedule by and   reference to Exhibit
                between Tennessee Gas Pipeline    10(xviii) to NUI's Form
                Company and EGC (Contract #603),  10-K Report for Fiscal
                dated September 1, 1993           1993

    10(xix)     Gas Transportation Agreement by   Incorporated by
                and between Tennessee Gas         reference to Exhibit
                Pipeline Company and EGC, dated   10-17 to Registration
                March 30, 1993                    Statement No. 33-50561
    10(xx)      Firm Transportation Service       Incorporated by
                Agreement under FTS-1 Rate        reference to Exhibit
                Schedule by and between City Gas  10(xx) of NUI's Form 10-
                and Florida Gas Transmission      K Report for Fiscal 1993
                dated October 1, 1993

    10(xxi)     Lease Agreement between EGC and   Incorporated by
                Liberty Hall Joint Venture,       reference to Exhibit
                dated August 17, 1987             10(vi) of EGC's Form
                                                  10-K Report for Fiscal
                                                  1987

    10(xxii)    1988 Stock Plan                   Incorporated by
                                                  reference to Exhibit
                                                  10-8 to Registration
                                                  Statement No. 33-21525
    10(xxii)    First Amendment to 1988 Stock     Incorporated by
                Plan                              reference to Exhibit
                                                  10(xxxiii) to
                                                  Registration Statement
                                                  No. 33-46162

    Exhibit
    No.               Description                     Reference

    10(xxiii)   Form of Termination of            Incorporated by
                Employment and Change in Control  reference to Exhibit
                Agreements                        10(xi) of NUI's Form
                                                  10-K Report for Fiscal
                                                  1991
    10(xxiv)    Firm Transportation Service       Filed herewith
                Agreement under FTS-2 Rate
                Schedule by and between City Gas
                and Florida Gas Transmission,
                dated December 12, 1991 and
                Amendment dated November 12,
                1993.

    10(xxv)     Service Agreement under Rate      Filed herewith
                Schedule LG-A by and between
                Transcontinental Gas Pipeline
                and North Carolina Gas Service
                Division of Pennsylvania &
                Southern Gas Company, dated
                August 5, 1971.

    10(xxvi)    Service Agreement under Rate      Filed herewith
                Schedule GSS by and between
                Transcontinental Gas Pipeline
                and North Carolina Gas Service
                Division of Pennsylvania &
                Southern Gas Company, dated
                April 13, 1974.
    10(xxvii)   Service Agreement under Rate      Filed herewith
                Schedule FS by and between
                Transcontinental Gas Pipeline
                and North Carolina Gas Service
                Division of Pennsylvania &
                Southern Gas Company, dated
                August 1, 1991.

    10(xxviii)  Service Agreement under Rate      Filed herewith
                Schedule FT by and between
                Transcontinental Gas Pipeline
                and North Carolina Gas Service
                Division of Pennsylvania &
                Southern Gas Company, dated
                February 1, 1992.
    10(xxix)    Gas Sales and Purchase Agreement  Filed herewith
                by and between Texaco Gas
                Marketing, Inc. and Pennsylvania
                & Southern Gas Company, dated
                November 1, 1991.

    Exhibit
    No.               Description                     Reference

                Gas Storage Contract under Rate   Filed herewith
    10(xxx)     Schedule FS by and between
                Tennessee Gas Pipeline Company
                and Pennsylvania & Southern Gas
                Company, dated September 1,
                1993.
    10(xxxi)    Gas Transportation Agreement      Filed herewith
                under Rate Schedule FT-A by and
                between Tennessee Gas Pipeline
                Co. and Pennsylvania & Southern
                Gas Company, dated September 1,
                1993 (Contract #935).

    10(xxxii)   Gas Transportation Agreement      Filed herewith
                under Rate Schedule FT-A by and
                between Tennessee Gas Pipeline
                Co. and Pennsylvania & Southern
                Gas Company, dated September 1,
                1993 (Contract #936).


    10(xxxiii)  Gas Transportation Agreement      Filed herewith
                under Rate Schedule FT-A by and
                between Tennessee Gas Pipeline
                Co. and Pennsylvania & Southern
                Gas Company, dated September 1,
                1993 (Contract #959).
    10(xxxiv)   Gas Transportation Agreement      Filed herewith
                under Rate Schedule FT-A by and
                between Tennessee Gas Pipeline
                Co. and Pennsylvania & Southern
                Gas Company, dated September 1,
                1993 (Contract #2157).

    10(xxxv)    Employment Agreement, dated as    Filed herewith
                of July 29, 1988, between NUI
                Corporation and Jack Langer
    21          Subsidiaries of NUI Corporation   Filed herewith

    23          Consent of Independent Public     Filed herewith
                Accountants

    27          Financial Data Schedule           Filed herewith


          Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference and made a part hereof with the same effect as if filed herewith.

          The Company is a party to various agreements with respect to long-term indebtedness to which the total amount of indebtedness authorized under each agreement, respectively, does not exceed 10% of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish to the Securities and Exchange Commission copies of such agreements upon request.

   (b)    Reports on Form 8-K:

          On July 29, 1994, the Company filed a Form 8-K, Item 5, Other Events, reporting the issuance of a press release on July 21, 1994 of the Company's third quarter results.

          On November 1, 1994, the Company filed a Form 8-K, Item 5, Other Events, reporting the issuance of a press release on October 26, 1994 stating that the Company's quarterly dividend to shareholders was reduced from a rate of $0.40 per share to a rate of $0.225 per share.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

   Consolidated Financial Statements of NUI Corporation and Subsidiaries:

               Report of Independent Public Accountants  . . . . .  F-2

               Consolidated Financial Statements as of
               September 30, 1994 and 1993 and for Each
               of the Fiscal Years in the Three-Year Period
               Ended September 30, 1994  . . . . . . . . . . . . .  F-3

               Unaudited Quarterly Financial Data for
               the Two-Year Period Ended September 30, 1994
               (Note 10 of the Notes to the Company's Consolidated
               Financial Statements) . . . . . . . . . . . . . . . F-17

   Financial Statement Schedules of NUI Corporation and Subsidiaries:

               Report of Independent Public Accountants  . . . . .  F-2

               Schedule V   Property, Plant and Equipment
               for Each of the Fiscal Years in the Three-Year
               Period Ended September 30, 1994 . . . . . . . . . . F-18

               Schedule VI   Accumulated Depreciation and
               Amortization of Property, Plant and Equipment
               for Each of the Fiscal Years in the Three-Year
               Period Ended September 30, 1994 . . . . . . . . . . F-19

               Schedule VIII   Valuation and Qualifying Accounts
               for Each of the Fiscal Years in the Three-Year
               Period Ended September 30, 1994 . . . . . . . . . . F-20

               Schedule IX   Short-Term Borrowings
               for Each of the Fiscal Years in the Three-Year
               Period Ended September 30, 1994 . . . . . . . . . . F-21

               All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To NUI Corporation:

          We have audited the accompanying consolidated balance sheet and statement of consolidated capitalization of NUI Corporation (a New Jersey corporation) and subsidiaries as of September 30, 1994 and 1993, and the related statements of consolidated income, cash flows and shareholders' equity, for each of the three years in the period ended September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NUI Corporation and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

          As discussed in Notes 1 and 8 to the Consolidated Financial Statements, effective October 1, 1993, the Company changed its method of accounting for income taxes and other postretirement benefits.

          We have also audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of consolidated capitalization as of September 30, 1992, 1991 and 1990, and the related consolidated statements of income, cash flows, taxes and shareholders' equity, for each of the two years in the period ended September 30, 1991 (none of which are presented herein), and have expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the summary consolidated financial data for each of the five years in the period ending September 30, 1994, appearing under the heading "Summary Consolidated Financial Data" is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in
   Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                           ARTHUR ANDERSEN LLP

   New York, New York
   November 22, 1994

                       NUI Corporation and Subsidiaries
                       Statement of Consolidated Income
               (Dollars in thousands, except per share amounts)


                                       Years ended September 30,


                                          1994       1993       1992
                                        $392,286   $354,889   $291,032
        Operating Revenues               -------    -------    -------

        Operating Expenses
        Purchased gas and fuel           223,421    195,842    139,309
        Other operation                   78,560     69,255     66,126

        Maintenance                        6,677      5,529      5,324
        Depreciation and amortization     17,446     15,082     14,273
        General taxes                     38,257     35,730     35,275
                                           2,092      6,749      5,555
        Income taxes                     -------    -------    -------
                                         366,453    328,187    265,862
        Total operating expenses         -------    -------    -------

        Operating Income                  25,833     26,702     25,170

        Other Income and Expense
        Dividend and interest income         306        366        960
        Other income, net                    218        787      1,372
                                             (11)      (277)      (714)
        Income taxes                     -------    -------    -------
        Total other income and               513        876      1,618
        expense, net                     -------     ------    -------
                                          15,566     13,768     14,980
        Interest Expense                 -------    -------    -------
                                        $ 10,780   $ 13,810   $ 11,808
        Net Income                       =======    =======    =======

        Net Income Per Share of            $1.25      $1.70      $1.68
        Common Stock                        ====       ====       ====

        Dividends Per Share of Common
        Stock                              $1.60      $1.59      $1.58

        Weighted Average Number of
        Shares of Common Stock
        Outstanding                    8,617,790  8,124,065  7,033,420

                See notes to consolidated financial statements

                       NUI Corporation and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)
                                                           September 30,
                                                      1994          1993
    ASSETS
    Property, Plant and Equipment
    Utility plant, at original cost                 $566,982      $483,853
    Accumulated depreciation and amortization       (173,894)     (151,725)
    Unamortized plant acquisition adjustments         33,604        15,084
                                                     -------       -------
    Net utility plant                                426,692       347,212
                                                     -------       -------
    Funds for Construction Held by Trustee            26,906        24,184
                                                     -------       -------
    Investments in Marketable Securities               3,468         3,986
                                                     -------       -------
    Current Assets
    Cash                                               5,637         1,873
    Accounts receivable                               39,584        29,909
    Allowance for doubtful accounts                   (1,368)       (1,225)
    Fuel inventories, at average cost                 28,616        28,456
    Prepayments and other                             13,435         7,797
                                                     -------       -------
    Current assets                                    85,904        66,810
                                                     -------       -------
    Deferred Charges and Other Assets                 58,678        41,719
                                                     -------       -------
                                                    $601,648      $483,911
                                                     =======       =======
    CAPITALIZATION AND LIABILITIES
    Capitalization (See accompanying
    statements)
    Common shareholders' equity                     $142,768      $122,384
    Preferred stock                                       --            --
    Long-term debt                                   160,928       142,090
                                                     -------       -------
    Capitalization                                   303,696       264,474
                                                     -------       -------
    Capital Lease Obligations                         11,932        12,290
                                                     -------       -------
    Current Liabilities
    Current portion of long-term debt and
    capital lease obligations                          2,761         3,882
    Notes payable to banks                           110,125        69,325
    Accounts payable, customer deposits and
    accrued liabilities                               53,476        48,513
    General taxes                                      1,170         6,078
    Federal income taxes                               6,079         5,057
                                                     -------       -------
    Current liabilities                              173,611       132,855
                                                     -------       -------

    Deferred Credits and Other Liabilities
    Deferred Federal income taxes                     50,066        34,078
    Unamortized investment tax credits                 7,570         7,687
    Other liabilities                                 54,773        32,527
                                                     -------       -------
    Deferred credits and other liabilities           112,409        74,292
                                                     -------       -------


                                                    $601,648      $483,911
                                                     =======       =======


                See notes to consolidated financial statements


                                      F-4

                       NUI Corporation and Subsidiaries
                      Statement of Consolidated Cash Flows
                            (Dollars in thousands)
                                                 Years Ended September 30,
                                                 1994      1993      1992
   Operating Activities
   Net income                                  $10,780   $13,810   $11,808
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Depreciation and amortization              18,773    16,346    15,716
     Amortization of non-current
      fuel inventory                               438       709       860
   Deferred Federal income taxes                 6,893     8,726     2,653
   Amortization of deferred investment
    tax credits                                   (476)     (461)     (462)
   Other                                         3,171     3,453     2,711
   Effect of changes in:
     Accounts receivable, net                   (5,724)     (152)   (2,155)
     Fuel inventories                             (193)   (9,630)   (7,415)
     Deferred cost of gas                        4,332      (824)   (3,332)
     Accounts payable, deposits and accruals     1,795    (7,541)    9,409
     Gross receipts and franchise taxes        (10,280)  (14,182)   (4,488)
     Other                                      (6,986)   (5,988)  (12,947)
                                                ------    ------    ------
   Net cash provided by operating activities    22,523     4,266    12,358
                                                ------    ------    ------

   Financing Activities
   Proceeds from sales of common stock           6,323     4,177    31,242
   Dividends to shareholders                   (13,836)  (12,905)  (11,343)
   Proceeds from issuance of long-term debt     66,500    30,000    52,860
   Funds for construction held by
    trustee, net                                (2,093)   11,015   (32,338)
   Repayments of long-term debt                (54,159)  (22,734)  (25,914)
   Principal payments under capital
    lease obligations                           (2,055)   (1,874)   (2,355)
   Net short-term borrowings                    33,893    22,950      (500)
                                                ------    ------    ------
   Net cash provided by financing activities    34,573    30,629    11,652

   Investing Activities
   Cash expenditures for property, plant and
    equipment                                  (53,601)  (35,442)  (30,742)
   Proceeds from sales of marketable
    securities                                     659        56     6,170
   Proceeds from sale of assets                  1,610        --        --
   Other                                        (2,000)   (1,123)   (  574)
                                                ------    ------    ------
   Net cash used for investing activities      (53,332)  (36,509)  (25,146)

   Net Increase (Decrease) in Cash             $ 3,764   $(1,614)  $(1,136)
                                                ======    ======    ======

   Cash
   At beginning of period                     $  1,873   $ 3,487   $ 4,623
   At end of period                              5,637     1,873     3,487


   Supplemental Disclosures of Cash Flows
   Income taxes paid                          $    666   $ 2,377   $ 2,295
   Interest paid                                17,597    15,135    16,275

                See notes to consolidated financial statements

                       NUI Corporation and Subsidiaries
                   Statement of Consolidated Capitalization
                            (Dollars in thousands)

                                                        September 30,
                                                      1994         1993
   Long-Term Debt
   Gas facilities revenue bonds
     11.25% due June 1, 2014                         $     --     $ 21,500
     11% due June 1, 2014                                  --       25,000
     6.625% due October 1, 2021                         8,400        8,400
     6.75% due October 1, 2021*                        46,200       46,200
     6.35% due October 1, 2022                         46,500           --
     6.40% due October 1, 2024*                        20,000           --
   First mortgage bonds
     14% due July 1, 1994                                  --          800
     8% due April 1, 1997                               2,500        2,625
     8.5% due May 1, 2002                               7,273        8,182
   Credit agreement indebtedness                       30,000       30,000
   ESOP indebtedness, 6% due May 31, 2002               1,217        1,339
                                                      -------      -------
   Total long-term debt, including
    current portion                                   162,090      144,046
   Current portion of long-term debt                   (1,162)      (1,956)
                                                      -------      -------
   Total long-term debt                               160,928      142,090
                                                      -------      -------

   Preferred Stock, 5,000,000 shares
    authorized; none issued                               --            --

   Common Shareholders' Equity
   Common Stock, no par value; shares
    authorized: 30,000,000;
   shares outstanding: 9,157,095 in 1994
    and 8,201,096 in 1993                             138,082      114,895
   Shares held in treasury                               (797)        (797)
   Retained earnings                                    6,700        9,718
   Valuation of marketable securities                      --          (93)
   Unearned employee compensation - ESOP               (1,217)      (1,339)
                                                      -------      -------

   Total common shareholders' equity                  142,768      122,384
                                                      -------      -------
   Total Capitalization                              $303,696     $264,474
                                                      =======      =======

   * The total unexpended portion of the net proceeds from these bonds, amounting to $26.9 million as of September 30, 1994, is carried on the Company's consolidated balance sheet as funds for construction held by trustee until drawn upon for eligible construction expenditures.


            See the notes to the consolidated financial statements.

                                       NUI Corporation and Subsidiaries
                                Statement of Consolidated Shareholders' Equity
                                            (Dollars in thousands)


                                                                                      Unearned
                                Common Stock                            Valuation     Employee
                        Shares       Paid-in    Held in     Retained    Marketable    Compensation-
                        Outstanding  Amount     Treasury    Earnings    Securities    ESOP            Total


   Balance,
   September 30, 1991   6,342,155   $ 79,476      $(797)     $8,071      $   --       $(1,568)     $85,182
   Common stock
    issued
     Public offering    1,500,000     27,425                                                        27,425
     Other*               193,755      3,817                                                         3,817
   Net income                                                11,808                                 11,808
   Cash dividends                                           (11,343)                               (11,343)
   Valuation
    adjustments                                                            (205)                      (205)
   ESOP transactions                                            139                       110          249
                        ---------    -------       ----      ------        ----         -----      -------
   Balance,
   September 30, 1992   8,035,910    110,718       (797)      8,675        (205)       (1,458)     116,933
   Common stock
    issued*               165,186      4,177                                                         4,177
   Net income                                                13,810                                 13,810
   Cash dividends                                           (12,905)                               (12,905)
   Valuation
    adjustments                                                             112                        112
   ESOP transactions                                            138                       119          257
                        ---------    -------      ----      -------        ----        ------      -------
   Balance
   September 30, 1993   8,201,096    114,895      (797)       9,718         (93)       (1,339)     122,384

   Common stock
    issued
     PSGS acquisition     683,443     16,864                                                        16,864
     Other*               272,556      6,323                                                         6,323
   Net income                                                10,780                                 10,780
   Cash dividends                                           (13,836)                               (13,836)


   Valuation
    adjustments                                                              93                         93
   ESOP transactions                                             38                       122          160
                        ---------    -------      ----      -------        ----        ------      -------
   Balance,
   September 30, 1994   9,157,095   $138,082     ($797)      $6,700      $   --       ($1,217)    $142,768
                        =========   ========     ======      ======      ======       ========    ========

   * Represents common stock issued in connection with NUI Direct and various employee benefit plans.

                     See the notes to the consolidated financial statements

                       NUI Corporation and Subsidiaries
                Notes to the Consolidated Financial Statements


        1. Summary of Significant Accounting Policies

        Principles of Consolidation. The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation ("NUI" or the "Company"). The Company's operating divisions include Elizabethtown Gas Company (New Jersey), City Gas Company of Florida (Florida) and Pennsylvania & Southern Gas Company ("PSGS"), which operates as North Carolina Gas Service (North Carolina), Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). All intercompany accounts and transactions have been eliminated in consolidation.

        Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

        Regulation. The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it serves.

        Property, Plant and Equipment. Utility plant is stated at its original cost at the time it was placed into service. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying composite average annual rates as approved by the state commissions. The composite average annual depreciation rate was 3.1% each in fiscal years 1994, 1993 and 1992. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation.

        Repairs of all property, plant and equipment and replacements and renewals of minor items of property are charged to maintenance expense as incurred.

        The unamortized plant acquisition adjustments represent the remaining unamortized portion of the excess, at the date of acquisition, of the purchase price over the book value of net assets acquired. The excess is being amortized on a straight-line basis over thirty years from the date of acquisition. The results of operations of acquired entities have been included in the accompanying consolidated operations for the periods subsequent to their acquisition.

        Revenues and Gas and Fuel Costs. Operating revenues include accrued unbilled revenues through the end of each accounting period. Operating revenues also reflect adjustments attributable to weather normalization clauses that are accrued during the winter heating season and billed or credited to customers in the following year.

        Costs of gas and fuel are recognized as expenses in accordance with the gas cost adjustment clause applicable in each state. Such clauses provide for periodic reconciliations of actual recoverable gas costs and the estimated amounts that have been billed to customers. Under or over recoveries are deferred when they arise and are recovered from or refunded to customers in subsequent periods.


        Restricted Cash. In accordance with certain regulatory requirements in North Carolina, the Company is required to deposit pipeline supplier refunds in an interest-bearing account. These funds, which amounted to approximately $0.8 million as of September 30, 1994, are restricted for uses as prescribed by North Carolina regulatory authorities and are classified in the Company's consolidated balance sheet in deferred charges and other assets with a corresponding amount included in other liabilities.

        Income Taxes. During fiscal 1993 and 1992, the Company deferred income taxes resulting from timing differences in the recognition of revenues and expenses for tax and accounting purposes. In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the liability method to be used to account for deferred income taxes. Under this method, deferred income taxes related to tax and accounting basis differences are recognized at the statutory income tax rates in effect when the tax is expected to be paid.

        Investment tax credits, which were generated principally in connection with additions to utility plant made prior to January 1, 1986, are being amortized over the estimated service lives of the properties that gave rise to the credits.

        Net Income Per Share of Common Stock. Net income per share of common stock is based on the weighted average number of shares of NUI common stock outstanding. The assumed exercise of outstanding options would not have a dilutive effect on net income per share of common stock.


        2. Acquisition of Pennsylvania & Southern Gas Company

        On April 19, 1994, the Company issued and exchanged 683,443 shares of NUI common stock for all of the outstanding common shares of PSGS pursuant to the merger of PSGS with and into NUI (the "PSGS Merger"). The transaction was valued at approximately $17 million. PSGS was a gas distribution utility with approximately 22,000 customers with operations in North Carolina, Maryland, Pennsylvania and New York. Upon consummation of the PSGS Merger, the Company's principal operating utility, Elizabethtown Gas Company, was merged with and into NUI.

        The PSGS Merger has been accounted for as a purchase in accordance with generally accepted accounting principles and the results of operations of PSGS have been consolidated with those of NUI as of April 19, 1994. Due to the effects of the regulatory process, the underlying net assets of PSGS have been recorded at their historical net book value. The excess of the purchase price over the historical net book value of the underlying net assets of PSGS is included in utility plant as a "plant acquisition adjustment". On September 30, 1994, NUI sold its PSGS propane assets. The excess of the purchase price over the net book value of the propane assets sold reduced the plant acquisition adjustment by approximately $1.4 million. As discussed further in Note 9 of the Notes to the Consolidated Financial Statements, the Company, in connection with the PSGS Merger, acquired former coal gas manufacturing facilities. No provision for environmental remediation had been made by PSGS in its financial statements prior to the Merger. As of September 30, 1994, the Company has recorded $1.9 million additional plant acquisition adjustment to provide for probable environmental remediation liabilities.


        As a result of the foregoing, the plant acquisition adjustment related to the PSGS Merger, as of September 30, 1994, is approximately $10.3 million, including the effects of providing deferred income taxes, and is being amortized over a thirty-year period, which approximates the remaining useful life of the utility plant acquired. The plant acquisition adjustment is preliminary. Should additional information concerning the PSGS Division's probable environmental liabilities become known and subject to reasonable quantification within one year from the date of the PSGS Merger, the amount of the plant acquisition adjustment may be changed accordingly.

        3. Capitalization

        Long-Term Debt. On August 16, 1994, the Company issued $66.5 million of tax-exempt bonds in New Jersey and Florida. These issuances were comprised of $46.5 million of 6.35% Gas Facilities Refunding Revenue Bonds, due October 1, 2022, which replaced the same amount of outstanding debt bearing interest at 11% and 11.25%, and $20 million of 6.40% Gas Facilities Revenue Bonds, due October 1, 2024, which will be used to finance part of the Company's capital expenditure program in Florida.

        The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1994, the total unexpended portion was $26.9 million and is classified on the Company's consolidated balance sheet as funds for construction held by trustee.

        In the first quarter of fiscal 1994, the Company entered into a three-year $30 million bank credit agreement that was used to repay, without penalty, the loans outstanding under a previous agreement and to reduce outstanding short-term debt. Accordingly, the short-term debt and currently maturing long-term debt repaid with the proceeds of the new credit agreement were classified as long-term as of September 30, 1993. The weighted average interest rate on credit agreement borrowings was approximately 4.4% in fiscal 1994, 3.6% in fiscal 1993 and 4.9% in fiscal 1992.

        As of September 30, 1994, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $1.2 million in fiscal 1995, $1.2 million in fiscal 1996, $3.3 million in fiscal 1997, $31.0 million in fiscal 1998 and $1.0 million in fiscal 1999. The remaining $9.8 million balance of the Company's first mortgage bonds (which are secured by the Florida Division's assets) is currently eligible for optional prepayment. The call premium to redeem these bonds is approximately $0.4 million.

        Preferred Stock. The Company has 5,000,000 shares of authorized but unissued preferred stock.

        Common Stock. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company issued 683,443 shares of NUI common stock in connection with the acquisition of PSGS on April 19, 1994. The Company periodically issues shares in connection with NUI Direct, the Company's common stock investment plan (formerly the NUI Dividend Reinvestment & Stock Purchase Plan), and various employee benefit plans. At September 30, 1994, shares reserved for issuance under these plans were: NUI Direct, 239,342; Savings and Investment
   Plan, 45,631; and 1988 Stock Plan, 49,683.


        Stock Plans. The Company's Board of Directors believes that both directors' and management's interest should be closely aligned with that of shareholders. As a result, the compensation program for directors, executive officers and key employees includes long-term compensation involving shares of NUI common stock.

        Each non-employee director of the Company earns an annual retainer fee that consists of a deferred grant of shares of NUI common stock. Effective April 1, 1994, such retainer fee was equivalent to a fair market value of $15,000 on the date of grant. On November 22, 1994, the Company' Board of Directors reduced such annual retainer fee from $15,000 to $12,000, retroactive to April 1, 1994. In addition, as of June 1, 1994, non-employee directors who also chair committees receive additional deferred grants with a fair market value of $2,500 on the date of grant. As of September 30, 1994, the total deferred grants for non-employee directors provide for the issuance of 14,012 shares of NUI common stock, an increase of 4,960 shares during fiscal 1994.

        Shares granted as long-term compensation for executive officers and key employees amounted to 15,730 shares in fiscal 1994, 18,300 shares in fiscal 1993 and 21,900 shares in fiscal 1992. As of September 30, 1994, a total of 50,005 shares that have been granted as long-term compensation are subject to vesting requirements, and are restricted from resale.

        Executive officers and key employees are eligible to be granted options for the purchase of NUI common stock at prices equal to the market price per share on the date of grant. The option must be exercised within ten years from the date of grant. As of September 30, 1994, outstanding options provide for the purchase of 13,000 shares of NUI common stock at prices ranging from $15.77 to $17.625 per share. Options with respect to 4,000 shares carry stock appreciation rights.

        Options exercised in fiscal 1994 consist of the purchase of 2,300 shares of NUI common stock, with an exercise value of $14.42 per share and a market value of approximately $22.84 per share. A total of 1,150 options lapsed in fiscal 1994. Options exercised in fiscal 1993 consisted of the purchase of 6,000 shares of NUI common stock and payment on 15,150 stock appreciation rights, each with an exercise value ranging from $14.42 to $15.77 per share and a market value of approximately $24.00 per share. Options exercised in fiscal 1992 consisted of the purchase of 4,400 shares of NUI common stock and payment on 4,400 stock appreciation rights, each with an exercise value of $15.77 per share and a market value of approximately $18.81 per share.

        Employee Stock Ownership Plan. The Company provides an employee stock ownership plan for certain employees of its Florida Division (the "ESOP"), which was funded initially with indebtedness that is guaranteed by a subsidiary of NUI. The Company incurred ESOP contribution expense amounting to $0.9 million in fiscal 1994, $0.9 million in fiscal 1993 and $0.7 million in fiscal 1992, representing contributions for loan payments and to acquire additional shares of NUI common stock. Of this amount, approximately $0.1 million in each of fiscal years 1994, 1993 and 1992, represents interest expense. As of September 30, 1994, the ESOP trust held 268,800 shares of NUI common stock, of which 204,918 shares were allocated to participating employees. Participating employees are entitled to vote the allocated shares and the ESOP trustee votes the remainder of the shares.


        Dividend Restrictions. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay $19.5 million of cash dividends at September 30, 1994.

        4. Notes Payable to Banks

        At September 30, 1994, the Company's outstanding notes payable to banks were $110.1 million with a combined weighted average interest rate of 5.3%. Unused lines of credit at September 30, 1994 were $52.9 million. While there are no formal compensating balance requirements, certain banks have indicated that satisfactory balances should be maintained to support the lines of credit and services provided.

        The weighted average daily amount outstanding of notes payable to banks and the weighted average interest rate on that amount was $82.0 million at 4.1% in fiscal 1994, $53.9 million at 3.6% in fiscal 1993 and $44.1 million at 5.1% in fiscal 1992.

        5. Leases

        Property, plant and equipment held under capital leases amounted to $22.9 million at September 30, 1994 and $22.0 million at September 30, 1993, with related accumulated amortization of $9.7 million and $8.0 million, respectively. These properties consisted principally of leasehold improvements and office furniture and fixtures for a divisional headquarters. A summary of future minimum payments for properties held under capital leases follows (in thousands):

                     1995                        $ 2,693
                     1996                          2,430
                     1997                          2,236
                     1998                          2,063
                     1999                          8,523
                     2000 and thereafter             314
                                                  ------
                     Total future minimum
                     payments                    $18,259
                     Amount representing
                     interest                     (4,728)
                     Current portion of capital
                     lease obligations            (1,599)
                                                  ------
                                                 $11,932
                     Capital lease obligations    ======

        Minimum payments under noncancelable operating leases, which relate principally to office space for a divisional headquarters, are approximately $4.4 million in fiscal 1995, $4.0 million in fiscal 1996, $3.5 million in fiscal 1997, and $3.0 million each in fiscal years 1998 and 1999.

        Rents charged to operating expenses were $4.3 million in fiscal 1994, $4.2 million in fiscal 1993 and $3.9 million in fiscal 1992.


        6. Financial Instruments

        The fair value of the Company's funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The fair value of the Company's long-term debt was less than its carrying value by approximately $5 million as of September 30, 1994, and exceeded its carrying value by approximately $5 million as of September 30, 1993. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues. The Company's investments in marketable securities consist principally of publicly-traded equity securities that are carried at the lower of aggregate cost or market value. As of September 30, 1994, the cost of the Company's investments in marketable securities approximates their market value.

        7. Consolidated Taxes

        The Company's general taxes are comprised of the following (in thousands):

                                         1994     1993      1992
              Gross receipts and
              franchise                $31,790  $30,472   $30,297
              Payroll                    3,474    2,992     2,850
              Other                      2,993    2,266     2,128
                                        ------    -----    ------
                                       $38,257  $35,730   $35,275
                                        ======   ======    ======

        The provision for Federal income taxes is comprised of the following (in thousands):


                                          1994          1993         1992

   Currently payable                    $(4,102)      $(1,571)     $3,640
                                         ------        ------       -----

   Deferred:
     Depreciation of utility plant        2,409         2,298       2,650
     Alternative minimum tax                108          (732)        724
     Deferred charges                     1,216         1,282        (360)
     Gross receipts and
      franchise taxes                     3,700         4,947        (643)
     Other, net                            (540)          931         282
                                          -----         -----       -----
   Total deferred, net                    6,893         8,726       2,653
                                          -----         -----       -----
   Amortization of investment
    tax credits                            (476)         (461)       (462)
                                          -----         -----       -----
   Total provision for
    Federal income taxes                 $2,315        $6,694      $5,831
                                          =====         =====       =====




        The components of the Company's net deferred tax liability as of September 30, 1994 are as follows (in thousands):

                                                       Net Liability
                                                          (Asset)

        Depreciation and other utility
          plant differences                               $42,653
        Plant acquisition adjustments                       7,295
        Alternative minimum tax                            (1,952)
        Unamortized investment tax credit                  (2,629)
        Deferred charges                                    5,052
        Other                                                (353)
                                                           ------
                                                          $50,066
                                                           ======

        The Company has an alternative minimum tax credit carry forward of approximately $2.0 million at September 30, 1994. This credit can be carried forward indefinitely.

        The Company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):


                                                   1994      1993     1992
   Income before Federal income taxes            $13,095  $20,504  $17,639
                                                   -----    -----    -----
   Federal income taxes computed
     at the statutory tax rate
     (34% in fiscal 1994, 34.75% in
     fiscal 1993 and 34% in fiscal 1992)           4,452    7,125    5,997
    Increase (reduction) resulting from:
       Excess of book over tax depreciation          373      432      446
       Amortization of investment tax credits       (476)    (461)    (462)
       Adjustments of prior years' taxes          (1,770)      --       --
       Other, net                                   (264)    (402)    (150)
                                                   -----    -----    -----
   Total provision for Federal income taxes        2,315    6,694    5,831
   Provision (benefit) for state income taxes       (212)     332      438
                                                   -----    -----    -----
   Total provision for income taxes                2,103    7,026    6,269
   (Less) provision included in other
     income and expense                              (11)    (277)    (714)
                                                   -----    -----    -----
   Provision for income taxes included in
     operating expenses                           $2,092   $6,749   $5,555
                                                   =====    =====    =====


        8. Retirement Benefits

        Pension Benefits. The Company has non-contributory defined benefit retirement plans which cover substantially all of its employees, other than the Florida Division's unionized employees who participate in a union sponsored multi-employer plan. The Company funds its plans in accordance with the requirements of the Employee Retirement Income
   Security Act of 1974 and makes contributions to the union sponsored plan


   in accordance with its contractual obligations. Benefits paid under the Company's plans are based on years of service and levels of compensation. The Company's actuarial calculation of pension expense is based on the projected unit cost method.

        The components of pension expense for the Company's plans were as follows (in thousands):

                                         1994     1993      1992
              Service cost             $2,579  $ 1,775   $ 1,608
              Interest cost             5,016    4,394     4,078
              Return on plan assets    (6,855) (11,240)   (6,744)
              Net amortization           (343)   4,805       556
                                        -----    -----     -----
              Pension expense         $   397  $  (266)  $  (502)
              (credit)                  =====    =====     =====


        The status of the Company's funded plans as of September 30 was as follows (in thousands):

                                                  1994      1993
              Actuarial present value of
              benefit obligation:
                Vested benefits                $48,658   $49,860
                Non-vested benefits              3,188     3,464
                                                ------    ------
              Accumulated benefit obligation    51,846    53,324
              Projected increases in
              compensation levels               15,869    17,350
                                                ------    ------
              Projected benefit obligation      67,715    70,674
              Market value of plan assets       81,219    77,832
                                                ------    ------
              Plan assets in excess of
              projected benefit obligation      13,504     7,158
              Unrecognized net (gain) loss and
              prior service cost                (5,344)      354
              Unrecognized net transition
              asset                             (4,576)   (5,228)
                                                ------    ------
                                               $ 3,584   $ 2,284
              Pension prepayment                ======    ======


        The projected benefit obligation was calculated using a discount rate of 8% in fiscal 1994 and 7% in fiscal 1993 and an assumed annual increase in compensation levels of 5% in fiscal 1994 and fiscal 1993. The expected long-term rate of return on assets is 9%. The assets of the Company's funded plans are invested primarily in publicly-traded fixed income and equity securities.

        Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $3.2 million as of September 30, 1994 and $3.1 million as of September 30, 1993, and the expense for this plan was approximately $0.5 million in fiscal 1994 and $0.4 million in both fiscal 1993 and fiscal 1992.

        Postretirement Benefits Other Than Pensions. The Company provides certain health care benefits to substantially all retirees receiving


   benefits under a Company pension plan, other than the Florida Division plan, who reach retirement age while working for the company.

        In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which, among other things, requires companies to accrue the expected cost of providing other postretirement benefits to employees and their beneficiaries during the years that eligible employees render the necessary service. The Company does not currently fund these future benefits.


        The components of postretirement benefit expense other than pensions for the year ended September 30, 1994 follows (in thousands):

              Service cost                              $    515
              Interest cost                                1,462
              Amortization of transition
              obligation                                   1,028
                                                           -----
              Net postretirement benefit
              expense                                      3,005
              Benefits paid                                 (509)
                                                           -----
              Increase in accrued
              postretirement benefit                     $ 2,496
              obligation                                  ======


        The status of the Company's postretirement plans other than pension as of September 30, 1994 is as follows (in thousands):


              Accumulated postretirement
              benefit obligation:
                Retirees                                 $ 9,951
                Fully eligible active plan
                participants                               5,233
                Other active plan
                participants                               6,330
                                                          ------
              Total accumulated postretirement
              benefit obligation                          21,514
              Unrecognized transition
              obligation                                 (19,531)
              Unrecognized net gain                        1,130
                                                          ------
              Accrued postretirement benefit             $ 3,113
              obligation                                  ======

        The health care trend rate assumption is 12.5% in the first year gradually decreasing to 6% for the year 2004 and later. The discount rate used to compute the accumulated postretirement benefit obligation at September 30, 1994 was 8%. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated postretirement benefit obligation by approximately $2.9 million and the aggregate annual service and interest costs by approximately $0.4 million.


        The Company has received an order from the New Jersey Board of Public Utilities (the "NJBPU") permitting the New Jersey Division to defer the difference between the amount of expense computed as claims are incurred and the amount computed on the accrual method, pending ratemaking treatment that would be considered in a base rate proceeding. The consensus issued in 1993 by the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") permits rate regulated companies to defer such expenses for as long as five years when the ratemaking treatment provides for them to be fully recovered in the subsequent fifteen year period. The Company expects to seek ratemaking treatment that is consistent with the EITF's consensus.

        The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefit may have a significant effect on the amount of the reported obligation and the annual deferral and expense.

        9. Commitments and Contingencies

        Commitments. Capital expenditures are expected to be approximately $44 million in fiscal 1995.

        Environmental Matters. The Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection (the "NJDEP"), and other federal and state agencies.

        The Company owns, or previously owned, certain properties on which gas was manufactured by the Company or by other parties in the past. Coal tar residues are present on six New Jersey Division sites and the Company has reported their presence to the EPA, the NJDEP and the NJBPU. In April 1991, the NJDEP issued an Administrative Consent Order that established the procedures to be followed by the Company in the development of its remediation plan for the site on South Street in Elizabeth, New Jersey. Subsequently, the Company and the NJDEP entered into Memoranda of Agreement that established procedures for the development of investigation and remediation plans for the other five New Jersey Division sites.

        During the course of its due diligence activities in connection with the PSGS Merger (see Note 2 of the Notes to the Consolidated Financial Statements), the Company was informed that PSGS had owned or operated ten former coal gas manufacturing facilities, only three of which PSGS currently owns. PSGS had been notified that it is a potential responsible party with respect to four of these ten sites. As a result of a preliminary assessment completed by the North Carolina Department of Environment, Health, and Natural Resources, Division of Solid Waste Management, one of these sites has been recommended for a screening site investigation. The other three sites have recently been subjected to a preliminary assessment by the EPA which indicated that no further action was required. No provision had been made, prior to the PSGS Merger, in PSGS' financial statements for environmental remediation. The Company, with the assistance of an outside consultant, has begun preliminary assessments on certain of the PSGS Division sites. The Company is not able at this time to determine the extent of contamination at the other sites, if any, the requirement for remediation if contamination is present, or the costs associated with remediation.


        As of September 30, 1994, the Company has recorded a total reserve for probable environmental remediation liabilities of approximately $32 million, which the Company expects to expend in the next twenty years. The reserve is net of approximately $5 million, which, in accordance with an agreement, will be borne by a prior owner and operator of certain New Jersey sites. This estimate does not include any possible costs for those PSGS Division sites for which preliminary assessments have not begun. The Company, with the assistance of outside consulting firms, determined the estimate of probable expenditures by assessing the cost of (1) obtaining additional required data about each site and (2) the applicable remedial action, among those currently known, that the Company believes is most appropriate for each site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount of up to $15 million.

        The Company believes that certain of its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The current base rate order for the Company's New Jersey Division permits the Company to utilize full deferred accounting for coal tar related expenditures. The current base rate order also provides for the recovery through rates of $130,000 annually of coal tar related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $32 million as of September 30, 1994, reflecting the future recovery of environmental remediation liabilities related to the New Jersey Division sites. This amount includes costs incurred of approximately $0.4 million in fiscal 1994 and $0.8 million in fiscal 1993. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates. The Company intends to seek recovery of the PSGS Division's environmental liabilities from ratepayers in the PSGS states, former owners and operators, and insurance carriers. However, based on preliminary assessments on certain of the PSGS Division sites, the Company is not able at this time to determine the extent of recovery, if any. Consequently, the Company recorded an amount of $1.9 million as an additional plant acquisition adjustment (see Note 2 of the Notes to the Consolidated Financial Statements).

        Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $71 million annually, of which approximately $47 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas cost adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 10 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

        The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $5.5 million of such costs as of September


   30, 1994, which the Company has been authorized to recover through its gas cost adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $3.9 million. This estimate is subject to subsequent FERC actions based upon filings by the Company's pipeline suppliers.

        Other. In August 1994, the Company discovered that three employees of the Florida Division had, over a period of approximately two years, colluded to defraud the Company in conjunction with its purchase of certain computer equipment and related services. These employees have been discharged and the Company has reported this matter to the appropriate authorities. In addition, the Company has charged fiscal 1994 earnings approximately $200,000 (pre-tax), and has instituted civil suit against these employees for restitution.

        In addition, the Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.


        10. Unaudited Quarterly Financial Data

        The quarterly financial data presented below reflects the seasonal nature of the Company's operations which normally results in higher earnings during the heating season which is primarily in the first two fiscal quarters (in thousands, except per share amounts):

                                                Fiscal Quarters
                                      First     Second    Third     Fourth
   1994:
   Operating Revenues              $105,603   $152,537  $74,747    $59,399
   Operating Income (Loss)            9,351     15,365    1,731       (614)
   Net Income (Loss)                  5,852     11,818   (2,234)    (4,656)
   Net Income (Loss) Per Share         0.71       1.43    (0.25)     (0.51)

   1993:
   Operating Revenues              $101,115   $132,036  $69,072    $52,666
   Operating Income (Loss)           10,035     15,952    2,272     (1,557)
   Net Income (Loss)                  6,758     12,738   (1,018)    (4,668)
   Net Income (Loss) Per Share         0.84       1.57    (0.12)     (0.59)

        Quarterly net income (loss) per share does not total to the annual amounts due to rounding and to changes in the average common shares outstanding.

        In the fourth quarter of fiscal 1994, the Company reversed $1.6 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.


                                                                 SCHEDULE V
                       NUI Corporation and Subsidiaries
                         Property, Plant and Equipment
                      For Each of the Fiscal Years in the
                  Three-Year Period Ended September 30, 1994
                            (Dollars in thousands)
                         Balance,                                  Balance,
                        Beginning Additions                 Other    End of
      Classification    of Period   at Cost Retirements   Changes    Period
   1994
   Intangible plant      $  1,074   $   125   $      --   $    24  $  1,223
   Non-depreciable          2,117       477          --        --     2,594
   plant
   Production               8,427        85          20     1,143     9,635
   Storage                  7,705        42          --        --     7,747
   Transmission plant       2,346        87          --     1,122     3,555
   Distribution plant     395,771    46,042       2,741    24,990   464,062
   General plant           59,054     3,775         556     3,382    65,655
   Gas producing            1,403        --          --        --     1,403
   properties
   Construction work in     5,956     5,152          --        --    11,108
   progress
                          -------    ------       -----    ------   -------
                         $483,853   $55,785      $3,317  $30,661a  $566,982
                          =======    ======       =====    ======   =======
   1993
   Intangible plant       $ 1,047      $ 27         $--       $--    $1,074
   Non-depreciable          1,911         6          --      200b     2,117
   plant
   Production               8,160       267          --        --     8,427
   Storage                  6,550     1,155          --        --     7,705
   Transmission plant       2,295        51          --        --     2,346
   Distribution plant     365,334    31,044       1,194      587b   395,771
   General plant           55,757     6,242       2,158    (787)b    59,054
   Gas producing            1,403        --          --        --     1,403
   properties
   Construction work in     5,153       803          --        --     5,956
   progress
                          -------    ------       -----       ---   -------
                         $447,610   $39,595      $3,352       $--  $483,853
                          =======    ======        ====       ===   =======
   1992
   Intangible plant        $  630      $417         $--       $--    $1,047
   Non-depreciable          1,899        12          --        --     1,911
   plant
   Production               8,139        23           2        --     8,160
   Storage                  6,455       401         306        --     6,550
   Transmission plant       1,717       578          --        --     2,295
   Distribution plant     344,190    22,209       1,065        --   365,334
   General plant           52,448     6,118       2,809        --    55,757
   Gas producing            1,403        --          --        --     1,403
   properties
   Construction work in     3,579     1,574          --        --     5,153
   progress
                           ------    ------       -----       ---   -------
                         $420,460   $31,332      $4,182       $--  $447,610
                          =======    ======       =====       ===   =======
   a Added as a result of an acquisition.
   b Reclassification among accounts.

                                                                                               SCHEDULE VI
                                       NUI Corporation and Subsidiaries
                                   Accumulated Depreciation and Amortization
                                       of Property, Plant and Equipment
                                      For Each of the Fiscal Years in the
                                  Three-Year Period Ended September 30, 1994
                                            (Dollars in thousands)

                          Balance,      Additions Charged to                                      Balance,
                         Beginning   Depreciation     Other     Retire-        Other Changes       End of
      Classification     of Period       Expense    Expenses     ments     Salvage     Other       Period
    1994
    Intangible plant      $    359        $   223     $   --     $   --    $    --     $   --     $    582
    Production               4,492            351         --         20         --     737a,b        5,560

    Storage                  5,821            423         --         --         --   (736)a,b        5,508
    Transmission plant       1,123             51         --         --         --     609a,b        1,783
    Distribution plant     118,812         13,025         --      2,741         45   5,556a,b      134,697
    General Plant           19,715          2,437      1,218        492         13   1,470a,b       24,361
    Gas producing
    properties               1,403             --         --         --         --         --        1,403
                           -------         ------      -----      -----        ---      -----      -------
                          $151,725        $16,510     $1,218     $3,253        $58     $7,636     $173,894
                           =======         ======      =====      =====        ===      =====      =======


    1993
    Intangible plant      $    138        $   221       $ --     $   --    $    --      $  --     $    359
    Production               4,431            255         --         --         --     (194)a        4,492
    Storage                  5,477            349         --         --         --       (5)a        5,821
    Transmission plant       1,081             42         --         --         --         --        1,123
    Distribution plant     110,610         10,099         --      1,180         --   (717)a,c      118,812
    General Plant           16,988          4,116        600      1,782         --   (207)a,c       19,715
    Gas producing
    properties               1,361             --         42         --         --         --        1,403
                           -------         ------      -----      -----        ---      -----      -------
                          $140,086        $15,082       $642     $2,962    $    --    $(1,123     $151,725
                           =======         ======      =====      =====        ---      =====      =======


    1992
    Intangible plant      $     11        $   127     $   --     $   --       $ --    $    --     $    138
    Production               4,217            250         --          2         --       (34)        4,431
    Storage                  5,545            308         --        306         --       (70)        5,477
    Transmission plant       1,045             36         --         --         --         --        1,081
    Distribution plant     102,811          9,386         --      1,065          1      (523)      110,610
    General plant           14,725          4,166        610      2,791        309       (31)       16,988
    Gas producing
    properties               1,210             --        151         --         --         --        1,361
                           -------         ------      -----      -----        ---      -----      -------
                          $129,564        $14,273     $  761     $4,164       $310    $(658)a     $140,086
                           =======         ======     ======      =====        ===      =====      =======
<F1>
    a Removal costs.
<F2>
    b Added as a result of an acquisition.
<F3>
    c Reclassification among accounts.


                                                                                       SCHEDULE VIII
                                       NUI Corporation and Subsidiaries
                                       Valuation and Qualifying Accounts
                                      For Each of the Fiscal Years in the
                                  Three-Year Period Ended September 30, 1994
                                            (Dollars in thousands)

                                                        Additions Charged to
                                              Balance,                                      Balance,
                                             Beginning    Costs and                          End of
                    Description              of Period     Expenses    Other   Deductions    Period
          1994
          Allowance for doubtful                                       $970(a)
          accounts                             $ 1,225       $2,771    $182(c)  $3,780(b)     $1,368
          Reserve for environmental
          matters(d)                           $24,700         --    $7,481(d)       --      $32,181

          1993
          Allowance for doubtful
          accounts                              $1,370       $1,852    $474(a)  $2,471(b)     $1,225
          Reserve for environmental
          matters(d)                           $24,700         --        --          --      $24,700

          1992
          Allowance for doubtful
          accounts                              $1,041       $2,281    $744(a)  $2,696(b)     $1,370
          Reserve for environmental
          matters(d)                           $24,700           --      --         --       $24,700

<F1>
          a Recoveries.
<F2>
          b Uncollectible amounts written off.
<F3>
          c Added as a result of an acquisition.
<F4>
          d The  related cost of the reserve established in fiscal 1991, as  well as $5.6 million of
          fiscal 1994  additions, was  recorded as  a deferred charge.   The  remaining fiscal  1994
          additions  of  $1.9  million was  recorded  as  an additional  utility  plant  acquisition
          adjustment.   See "Commitments  and Contingencies--Environmental  Matters," Note  9 of the
          Notes to the Consolidated Financial Statements.

                                                                SCHEDULE IX
                           NUI Corporation and Subsidiaries
                                Short-Term Borrowings
                         For Each of the Fiscal Years in the
                      Three-Year Period Ended September 30, 1994
                                (Dollars in thousands)





                                         1994          1993          1992
          Amount outstanding at
          year end                     $110,125    $69,325(a)       $46,375
          Maximum amount
          outstanding                  $110,325    $86,375          $74,375
          Average daily amount
          outstanding                   $81,974    $53,919          $44,150

          Range of interest rates      3.1-5.3%   2.8-5.0%         3.2-7.5%
          Weighted average
          interest rates:
            On average daily
            amount outstanding             4.1%       3.6%             5.1%

            On year end balance            5.3%       3.8%             3.9%



          a Excludes $15.0 million of notes payable to banks that were refinanced with the net proceeds of a new NUI bank credit agreement entered into in fiscal 1994.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the 29th day of December, 1994

                                                  NUI CORPORATION

                                         By: JOSEPH P. COUGHLIN, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    JOHN KEAN              Chairman, Chief Executive    December 29, 1994
                           Officer and Director
                           (Principal executive
                           officer)

    DAVID P. VINCENT       Executive Vice-President     December 29, 1994
                           and Chief Financial
                           Officer (Principal
                           financial officer)
    BERNARD F. LENIHAN     Vice President and           December 29, 1994
                           Controller (Principal
                           accounting officer)


    JOHN W. ATHERTON, JR.  Director                     December 29, 1994


    C. R. CARVER           Director                     December 29, 1994

    DR. VERA KING FARRIS   Director                     December 29, 1994


    JAMES J. FORESE        Director                     December 29, 1994

    ROBERT W. KEAN, JR.    Director                     December 29, 1994


    JACK LANGER            Director                     December 29, 1994


    BERNARD S. LEE         Director                     December 29, 1994

    R. V. WHISNAND         Director                     December 29, 1994


    JOHN WINTHROP          Director                     December 29, 1994

                               INDEX TO EXHIBITS



    Exhibit
    No.                  Description
    10(v) Service Agreement for Storage Gas by and between Transcontinental Gas Pipe Line Corporation and EGC Corporation, dated November 1, 1994

    10(viii) Service Agreement for Rate Schedule CDS by and between Texas Eastern Transmission Corporation and EGC, dated December 1, 1993

    10(ix) Service Agreement under Rate Schedule FTS-7 by and between Texas Eastern Transmission Corporation and EGC, dated October 25, 1994
    10(xi) Service Agreement under Rate Schedule FTS-8 by and between Texas Eastern Transmission Corporation and EGC, dated June 28, 1994

    10(xxiv) Firm Transportation Service Agreement under FTS-2 Rate Schedule by and between City Gas and Florida Gas Transmission, dated December 12, 1991 and Amendment dated November 12, 1993
    10(xxv) Service Agreement under Rate Schedule LG-A by and between Transcontinental Gas Pipeline and North Carolina Gas Service Division of Pennsylvania & Southern Gas Company, dated August 5, 1971

    10(xxvi) Service Agreement under Rate Schedule GSS by and between Transcontinental Gas Pipeline and North Carolina Gas Service Division of Pennsylvania & Southern Gas Company, dated April 13, 1974

    10(xxvii)      Service Agreement under Rate Schedule FS by and between
                   Transcontinental Gas Pipeline and North Carolina Gas
                   Service Division of Pennsylvania & Southern Gas
                   Company, dated August 1, 1991
    10(xxviii)     Service Agreement under Rate Schedule FT by and between
                   Transcontinental Gas Pipeline and North Carolina Gas
                   Service Division of Pennsylvania & Southern Gas
                   Company, dated February 1, 1992

    10(xxix) Gas Sales and Purchase Agreement by and between Texaco Gas Marketing, Inc. and Pennsylvania & Southern Gas Company, dated November 1, 1991
    10(xxx) Gas Storage Contract under Rate Schedule FS by and between Tennessee Gas Pipeline Company and Pennsylvania & Southern Gas Company, dated September 1, 1993

    10(xxxi) Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #935)

                               INDEX TO EXHIBITS



    10(xxxii)      Gas Transportation Agreement under Rate Schedule FT-A
                   by and between Tennessee Gas Pipeline Co. and
                   Pennsylvania & Southern Gas Company, dated September 1,
                   1993 (Contract #936)
    10(xxxiii)     Gas Transportation Agreement under Rate Schedule FT-A
                   by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1,
                   1993 (Contract #959)

    10(xxxiv)      Gas Transportation Agreement under Rate Schedule Ft-A
                   by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1,
                   1993 (Contract #2157)

    10(xxxv) Employment Agreement, dated as of July 29, 1988, between NUI Corporation and Jack Langer
    10(xxiv)       Service Agreement (#6785) by and between
                   Transcontinental Gas Pipe Line Corp. and EGC, dated November 1, 1993

    10(xxv)        Service Agreement (#6787) by and between
                   Transcontinental Gas Pipe Line Corp. and EGC, dated November 1, 1993
    10(xxvi)       Service Agreement (#6788) by and between
                   Transcontinental Gas Pipe Line Corp. and EGC, dated November 1, 1993

    10(xxvii)      Service Agreement (#6779) by and between
                   Transcontinental Gas Pipe Line Corp. and EGC, dated
                   November 1, 1993

    10(xxviii)     Service Agreement (#6755) by and between
                   Transcontinental Gas Pipe Line Corp. and EGC, dated
                   November 1, 1993
    21             Subsidiaries of NUI Corporation

    23             Consent of Independent Public Accountants
    27             Financial Data Schedule