Form 10-Q
period 1994-12-31
NUI CORP
filed 1995-02-13
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended December 31, 1994         Commission File # 1-8353


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

                           Yes   X        No

   The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1995: Common Stock, No Par Value:
   9,229,121 shares outstanding.

                                NUI Corporation and Subsidiaries
                          Statement of Consolidated Income (Unaudited)
                        (Dollars in thousands, except per share amounts)


                                            Three Months Ended      Twelve Months Ended
                                                December 31,           December 31,
                                              1994        1993        1994        1993
       Operating Margins
       Operating revenues                    $102,524    $105,603    $389,207    $359,377
       Purchased gas and fuel                  54,197      58,609     219,009     198,346
       Gross Receipts and franchise taxes       8,391       9,786      30,635      30,808
                                              -------     -------     -------     -------
       Total operating margins                 39,936      37,208     139,563     130,223
                                              -------     -------     -------     -------

       Other Operating Expenses
       Other operation                         21,529      17,694      82,395      71,136
       Maintenance                              1,588       1,480       6,785       5,703
       Depreciation and amortization            4,949       4,184      18,211      15,522
       Other taxes                              1,468       1,356       6,339       5,438
       Income taxes                             2,014       3,143         963       6,406
                                              -------     -------     -------     -------
       Total other operating expenses          31,548      27,857     114,693     104,205
                                              -------     -------     -------     -------
       Operating Income                         8,388       9,351      24,870      26,018
                                              -------     -------     -------     -------

       Other Income and Expense
       Dividend and interest income                79          72         313         342
       Other income, net                          (63)        219         (64)        869
       Income taxes                                30         (36)         55        (188)
                                              -------     -------      -------    -------
       Total other income and expense,             46         255         304       1,023
       net                                    -------     -------     -------     -------

       Interest Expense                         4,456       3,754      16,268      14,137
                                              -------     -------     -------     -------

       Net Income                            $  3,978    $  5,852    $  8,906    $ 12,904
                                              =======     =======     =======     =======

       Net Income Per Share of Common
       Stock                                    $0.44       $0.71       $1.01       $1.58

       Dividends Per Share of Common
       Stock                                   $0.225       $0.40      $1.425       $1.60

       Weighted Average Number of Shares
       of Common Stock Outstanding          9,137,457   8,218,227   8,845,921   8,164,245







                     See the notes to the consolidated financial statements

                                   NUI Corporation and Subsidiaries
                                      Consolidated Balance Sheet
                                        (Dollars in thousands)

                                                                           December 31,  September 30
                                                                              1994          1994
                                                                           (Unaudited)      (*)

     ASSETS
     Utility Plant
     Utility plant, at original cost                                          $574,248    $566,982
     Accumulated depreciation and amortization                                (176,248)   (173,894)
                                                                                33,287      33,604
     Unamortized plant acquisition adjustments                                 -------     -------
                                                                               431,287     426,692
     Net utility plant                                                         -------     -------

                                                                                22,434      26,906
     Funds for Construction Held by Trustee                                    -------     -------
                                                                                 3,181       3,468
     Investments in Marketable Securities                                      -------     -------
     Current Assets
     Cash                                                                        4,778       5,637
     Accounts receivable                                                        60,710      39,584
     Allowance for doubtful accounts                                            (1,899)     (1,368)
     Fuel inventories, at average cost                                          22,988      28,616
                                                                                11,968      13,435
     Prepayments and other                                                     -------     -------
                                                                                98,545      85,904
     Current assets                                                            -------     -------
                                                                                57,871      58,678
     Deferred Charges and Other Assets                                         -------     -------
                                                                              $613,318    $601,648
                                                                               =======     =======
     CAPITALIZATION AND LIABILITIES
     Capitalization
     Common shareholders' equity                                              $145,638    $142,768
     Preferred stock                                                                --          --
                                                                               160,897     160,928
     Long-term debt                                                            -------     -------
                                                                               306,535     303,696
     Capitalization                                                            -------     -------

                                                                                11,738      11,932
     Capital Lease Obligations                                                 -------     -------
     Current Liabilities
     Current portion of long-term debt and capital lease obligations             2,711       2,761
     Notes payable to banks                                                    110,350     110,125
     Accounts payable, customer deposits and accrued liabilities                58,446      53,476
     General taxes                                                               2,877       1,170
                                                                                 7,651       6,079
     Federal income taxes                                                      -------     -------
                                                                               182,035     173,611
     Current liabilities                                                       -------     -------

     Deferred Credits and Other Liabilities
     Deferred Federal income taxes                                              50,913      50,066
     Unamortized investment tax credits                                          7,452       7,570
                                                                                54,645      54,773
     Other liabilities                                                         -------     -------


                                                                               113,010     112,409
     Deferred credits and other liabilities                                    -------     -------
                                                                              $613,318    $601,648
                                                                               =======     =======

                              *Derived from audited financial statements
                          See the notes to consolidated financial statements

                                   NUI Corporation and Subsidiaries
                           Statement of Consolidated Cash Flows (Unaudited)
                                        (Dollars in thousands)
                                                  Three Months Ended   Twelve Months Ended
                                                     December 31,         December 31,
                                                   1994       1993       1994       1993

            Operating Activities
            Net income                              $3,978     $5,852    $8,906    $12,904
            Adjustments to reconcile net
            income to net cash
            provided by operating activities:
            Depreciation and amortization            5,273      4,489     19,557     16,752
            Deferred Federal income taxes              539        199      7,233      8,468
            Amortization of deferred
            investment tax credits                    (117)      (132)      (461)      (480)
            Other                                    2,074        849      4,834      4,161
            Effect of changes in:
            Accounts receivable, net               (20,710)   (29,979)     1,311     (7,132)
            Fuel inventories                         5,628      4,867        568     (8,886)
            Deferred cost of gas                     2,967     (2,292)     9,591     (2,143)
            Accounts payable, deposits and
            accruals                                 8,354      4,604      6,060     (1,735)
            Gross receipts and franchise taxes       8,160      9,786    (11,906)   (13,866)
            Other                                   (6,162)    (3,844)    (7,585)    (6,654)
                                                   -------    -------    -------    -------
            Net cash provided by (used for)
            operating activities                     9,984     (5,601)    38,108      1,389
                                                   -------    -------    -------    -------

            Financing Activities
            Proceeds from sales of common
            stock                                    1,135      1,271      6,187      3,995
            Dividends to shareholders               (2,064)    (3,284)   (12,616)   (13,011)
            Proceeds from issuance of long-
            term debt                                   --         --     66,500     30,000
            Funds for construction held by
            trustee, net                             4,813      2,900       (180)    10,916
            Repayments of long-term debt               (31)        --    (54,190)   (22,734)
            Principal payments under capital
            lease obligations                         (520)      (497)    (2,078)    (1,904)
            Net short-term borrowings                  225     17,800     16,318     31,175
                                                   -------    -------    -------    -------
            Net cash provided by financing           3,558     18,190     19,941     38,437
            activities                             -------    -------    -------    -------

            Investing Activities
            Cash expenditures for utility
            plant                                  (14,089)   (13,092)   (54,598)   (40,846)
            Proceeds from (sales of)
            marketable securities                       --        659         --        844
            Proceeds from sale of assets                --         --      1,610         --
            Other                                     (312)      (296)    (2,016)    (1,199)
                                                   -------    -------    -------    -------
            Net cash used for investing            (14,401)   (12,729)   (55,004)   (41,201)
            activities                             -------    -------    -------    -------

            Net increase (decrease) in cash         $ (859)    $ (140)    $3,045    $(1,375)
                                                    ======     ======     ======    =======


            Cash
            At beginning of period                  $5,637     $1,873     $1,733     $3,108
            At end of period                         4,778      1,733      4,778      1,733

            Supplemental Disclosures of Cash
            Flows
            Income taxes paid (refunds
            received), net                         $(3,097)    $   --    $(2,431)    $2,377
            Interest paid                            4,812      6,450     15,959     15,521

                          See the notes to consolidated financial statements


                                   NUI Corporation and Subsidiaries
                              Notes to Consolidated Financial Statements


   1.        Basis of Presentation

             The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation ("NUI" or the "Company"). The Company's operating divisions include Elizabethtown Gas Company (New Jersey), City Gas Company of Florida (Florida) and Pennsylvania & Southern Gas Company ("PSGS"), which operates as North Carolina Gas Service (North Carolina), Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). PSGS was acquired in a merger on April 19, 1994 (the "PSGS Merger"). The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

             The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it serves. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

             Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to carry its investments in marketable securities at their current market value. As of December 31, 1994, the market value of the Company's investments in marketable securities is lower than their cost by approximately $288,000, which unrealized loss is reflected in the accompanying consolidated balance sheet as a component of common shareholders' equity.

   2.        Common Shareholders' Equity

             The components of common shareholders' equity were as follows (dollars in thousands):

                                             December 31,    September 30,
                                                  1994            1994

    Common stock, no par value                   $139,217       $138,082
    Shares held in treasury                          (797)          (797)
    Retained earnings                               8,614          6,700
    Valuation of marketable securities               (179)            --
    Unearned employee compensation - ESOP          (1,217)        (1,217)
                                                  -------        -------
    Total common shareholders' equity            $145,638       $142,768
                                                  =======        =======

   3.        Contingencies

             Environmental Matters. The Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection (the "NJDEP") and other federal and state agencies.

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

             During the course of its due diligence activities in connection with the PSGS Merger, the Company was informed that PSGS had owned or operated ten former coal gas manufacturing facilities, only three of which PSGS currently owns. PSGS had been notified that it is a potential responsible party with respect to four of these ten sites. As a result of a preliminary assessment completed by the North Carolina Department of Environment, Health, and Natural Resources, Division of Solid Waste Management, one of these sites has been recommended for a screening site investigation. The other three sites have recently been subjected to a preliminary assessment by the EPA which indicated that no further action was required. No provision had been made, prior to the PSGS Merger, in PSGS' financial statements for environmental remediation. The Company, with the assistance of an outside consultant, has begun preliminary assessments on certain of the PSGS Division sites. The Company is not able at this time to determine the extent of contamination at the other sites, if any, the requirement for remediation if contamination is present, or the costs associated with any remediation.

             As of December 31, 1994, the Company has recorded a total reserve for probable environmental remediation liabilities of approximately $32 million, which the Company expects to expend in the next twenty years. This estimate does not include any possible costs for those PSGS Division sites for which preliminary assessments have not begun. The reserve is net of approximately $5 million, which, in accordance with an agreement, will be borne by a prior owner and operator of certain New Jersey sites. The Company, with the assistance of outside consulting firms, determined the estimate of probable expenditures by assessing the cost of (1) obtaining additional required data about each site and (2) the applicable remedial action, among those currently known, that the Company believes is most appropriate for each site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount of up to $15 million.

             The Company believes that certain of its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The current base rate order for the New Jersey Division permits the Company to utilize full deferred accounting for coal tar related expenditures. The current base

   rate order also provides for the recovery through rates of $130,000 annually of coal tar related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $32 million as of December 31, 1994, reflecting the future recovery of environmental remediation liabilities related to the New Jersey Division sites. This amount includes costs incurred of approximately $0.2 million for the three months ended December 31, 1994 and $0.3 million for the three months ended December 31, 1993. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates. The Company intends to seek recovery of the PSGS Division's environmental liabilities from ratepayers in the PSGS states, former owners and operators, and insurance carriers. However, based on preliminary assessments on certain of the PSGS Division sites, the Company is not able at this time to determine the extent of recovery, if any. Consequently, as of December 31, 1994, the Company has recorded an amount of $1.9 million as an additional plant acquisition adjustment. Should additional information concerning the PSGS Division's probable environmental liabilities become known and subject to reasonable quantification within one year from the date of the PSGS Merger, the plant acquisition adjustment may be changed accordingly.

             Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.


                       NUI Corporation and Subsidiaries
                      Summary Consolidated Operating Data




                                Three Months Ended    Twelve Months Ended
                                   December 31,         December 31,
                                  1994       1993       1994       1993
     Operating Revenues
     (Dollars in thousands):
     Firm Sales:
     Residential                  $49,393   $51,895   $185,970   $172,449
     Commercial                    27,499    30,244    103,240     95,615
     Industrial                     5,841     6,336     25,314     23,189
     Interruptible Sales           11,966    11,726     52,298     47,346
     Broker Sales                   1,711       715      2,422      2,472
     Transportation Services        4,055     3,477     12,425     11,168
     Appliance Leasing, Fees        2,059     1,210      7,538      7,138
     and Other                    -------   -------    -------    -------
     Total                       $102,524  $105,603   $389,207   $359,377
                                  =======   =======    =======    =======

     Gas Sold or Transported
     (MMcf):
     Firm Sales:
     Residential                    6,004     6,405     22,157     21,119
     Commercial                     4,367     4,557     15,985     15,068
     Industrial                     1,412     1,256      5,479      4,751
     Interruptible Sales            4,336     3,458     17,591     14,312
     Broker Sales                     874       307      1,256      1,140
     Transportation Services        4,947     4,562     16,986     16,353
                                  -------   -------    -------    -------
     Total                         21,940    20,545     79,454     72,743
                                  =======   =======    =======    =======

     Average Customers
     Served:
     Firm:
     Residential                  326,059   300,898    318,186    298,902
     Commercial                    24,212    21,296     23,362     21,181
     Industrial                       391       362        387        370
     Interruptible                    107       102        107        104
     Transportation                   136        98        127         94
                                  -------   -------    -------    -------
     Total                        350,905   322,756    342,169    320,651
                                  =======   =======    =======    =======

     Degree Days:

     New Jersey
     Actual                         1,352     1,633      4,663      4,689
     Normal                         1,725     1,725      4,978      4,978

     Percentage variance              22%        5%         6%         6%
     from normal                   warmer    warmer     warmer     warmer

     North Carolina
     Actual                         1,238
     Normal                         1,485

                 See the notes to the consolidated financial statements

     Percentage variance              17%
     from normal                   warmer

     Employees (Average)            1,149     1,014      1,120      1,005

     Ratio of Earnings to
     Fixed
       Charges (Twelve-
       months only)                                       1.48       2.07

            See the notes to the consolidated financial statements

                       NUI Corporation and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


             The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation ("NUI" or the "Company"). The Company's operating divisions are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida (Florida) and Pennsylvania & Southern Gas Company ("PSGS"), which operates as North Carolina Gas Service (North Carolina), Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). PSGS was acquired in a merger on April 19, 1994 (the "PSGS Merger"). Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

   Results of Operations

             Three-Month Periods Ended December 31, 1994 and 1993

             Operating Revenues and Operating Margins. The Company's operating revenues decreased by $3.1 million, or 3%, for the three-month period ended December 31, 1994 as compared with the three-month period ended December 31, 1993. The decrease principally reflects the effect of weather in New Jersey that was 22% warmer than normal and 17% warmer than the prior year period. Operating revenues were also adversely affected by lower sales to industrial customers due primarily to lower gas prices incurred during the three-month period ended December 31, 1994 as compared with the three-month period ended December 31, 1993, and a refund of approximately $2.6 million to New Jersey Division customers as a result of lower than projected gas prices incurred in fiscal 1994 (see- "Regulatory Matters"). Partially offsetting these decreases was approximately $8.2 million of operating revenues from the addition of the PSGS Division for the three-month period ended December 31, 1994, and other customer growth.

             The Company's total average number of customers served increased by 28,149 (including 21,282 from the PSGS Merger), or 9%, for the three-month period ended December 31, 1994 as compared with the three-month period ended December 31, 1993. The number of heating customers served during the three-month period ended December 31, 1994 increased by 22,275, or 13% (including 18,871 from the PSGS Merger), as compared with the three-month period ended December 31, 1993.

             The Company's operating margins increased by $2.7 million, or 7%, for the three-month period ended December 31, 1994 as compared with the three-month period ended December 31, 1993. The increase principally reflects increases in the number of customers served, including those resulting from the PSGS Merger, partially offset by the effects of warmer weather in New Jersey. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by permitting the Company to recover from, or return to, customers substantially all margins attributable to the effect of warmer or colder than normal weather. As a result, margins were increased by approximately $2.6 million for the three-month period ended December 31, 1994, and by approximately $0.5 million for the three-month period ended December 31, 1993 for the effects of warmer than normal weather.


             Operating Income. Although operating margins increased, the Company's operating income before income taxes decreased by approximately $2.1 million, or 17%, for the three-month period ended December 31, 1994 as compared with the three-month period ended December 31, 1993. The decrease is principally the result of approximately $1.4 million of non-recurring pre-tax charges relating in part to the settlement of the Florida Division's rate case in November 1994 (see- "Regulatory Matters"), and in part to restructuring of the Florida Division's operations. The decrease is also attributed to higher operating costs associated with system growth, including the payroll and employee benefit costs attributable to a larger work force and depreciation due to additional plant-in-service. These decreases were partially offset by the inclusion of the PSGS Division in only the 1994 period results. During the three-month period ended December 31, 1994, the PSGS Division had $3.1 million of operating margins and incurred $2.1 million of other operating expenses, excluding income taxes, resulting in $1.0 million of additional pre-tax operating income. The decrease in income taxes for the three-month period ended December 31, 1994 as compared to the three-month period ended December 31, 1993, was due to lower pre-tax income.

             The Company expects that the decrease in operating income before income taxes for the three months ended December 31, 1994 as compared to the same period in the prior year, will be partially offset during the remainder of fiscal 1995 as a result of 1) the inclusion of the PSGS Division for the full fiscal year of 1995 whereas fiscal 1994 included only the results after April 19, 1994 which were non-heating months, 2) savings from approximately 100 fewer employees, including those accepting early retirement, 3) new base rates in the Florida Division, which were implemented on December 29, 1994, and 4) increased rates for the Florida Division's newly deregulated appliance leasing operations which became effective February 1, 1995. The Company has offered an early retirement program to approximately 10% of its employees. As of January 31, 1995, approximately 80% of the eligible 112 employees have opted for the program, which becomes effective on April 1, 1995. The Company's estimates indicate discounted savings to be realized over the next eight years of approximately $13 million, with an associated cost of approximately $6.3 million.

             Interest Expense. Interest expense for the three-month period ended December 31, 1994 increased by approximately $0.7 million principally reflecting higher short-term interest rates and higher outstanding borrowings, including approximately $12.7 million of debt assumed by the Company as a result of the PSGS Merger, as compared with the three-month period ended December 31, 1993. These increases were partially offset by a decrease in average long-term interest rates due to the refinancing of $46.5 million of the Company's 11% and 11.25% Gas Facilities Revenue Bonds to an interest rate of 6.35% in August 1994.

             Net Income. Net income for the three-month period ended December 31, 1994 was $4.0 million, or $0.44 per share, as compared with net income of $5.9 million, or $0.71 per share, for the three-month period ended December 31, 1993. The decrease in the current period is primarily due to (1) non-recurring charges of approximately $1.4 million (pre-tax) as described above, (2) higher interest costs (approximately $0.5 million after taxes), and (3) higher operating costs as a result of system growth. These decreases were partially offset by approximately $1.0 million of pre-tax operating income from the addition of the PSGS Division in the current period.

             Net income per share for the three-month period ended December 31, 1994 was also affected by the increased average number of outstanding shares of NUI common stock as compared with the three-month period ended December 31, 1993.

             Twelve-Month Periods Ended December 31, 1994 and 1993

             Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended December 31, 1994 increased approximately $29.8 million, or 8%, as compared with the twelve-month period ended December 31, 1993. The increase principally reflects increases in the number of customers served, including the addition of the PSGS Division on April 19, 1994, and the effect of gas cost adjustment clauses.

             The Company's average number of customers served increased by 21,518 (including 14,662 from the PSGS Merger), or 7%, for the twelve-month period ended December 31, 1994 as compared with the twelve-month period ended December 31, 1993. The number of heating customers served for the twelve-month period ended December 31, 1994 increased by 16,950, or 10% (including 12,998 from the PSGS Merger), as compared with the twelve-month period ended December 31, 1993.

             Gas cost adjustment clauses enable the Company to pass through to its customers, via periodic adjustments to amounts billed, increased or decreased costs incurred by the Company for purchased gas, without affecting operating margins. For the twelve-month period ended December 31, 1994, adjustments related to changes in gas costs were higher by approximately $11.6 million as compared with the twelve-month period ended December 31, 1993, with an offsetting adjustment to purchased gas costs.

             The Company's operating margins increased by $9.3 million, or 7%, for the twelve-month period ended December 31, 1994 as compared with the twelve-month period ended December 31, 1993. The increase is principally the result of increases in the number of customers served, including those resulting from the PSGS Merger. Through the Company's weather normalization clauses, operating margins were increased by approximately $2.1 million for the twelve-month period ended December 31, 1994, and by approximately $1.4 million for the twelve-month period ended December 31, 1993.

             Operating Income. Although operating margins increased, the Company's operating income before income taxes decreased by approximately $6.6 million, or 20%, for the twelve-month period ended December 31, 1994 as compared with the twelve-month period ended
   December 31, 1993, principally due to higher operating expenses. This increase was due in part to higher costs associated with system growth, including the payroll and employee benefits costs attributable to a larger work force and depreciation due to additional plant-in-service.
   System growth has occurred principally in the Company's Florida Division where the Company's capital expenditure program has included the development of the Port St. Lucie franchise, the construction of a new pipeline in Brevard County, which includes service to the National Aeronautics and Space Administration's Kennedy Space Center, and additional main extensions for future growth. The decrease is also attributed to approximately $1.4 million of non-recurring pre-tax charges relating in part to the settlement of the Florida Division's rate case in November 1994 (see- "Regulatory Matters"), and in part to restructuring of the Florida Division's operations. The addition of the

   PSGS Division as of April 19, 1994 had little effect on the Company's operating income before taxes since the PSGS Division's results do not reflect a full heating season. The decrease in income taxes for the twelve-month period ended December 31, 1994 as compared with the twelve-month period ended December 31, 1993 was due to lower pre-tax income, as well as the reversal of approximately $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

             Other Income and Expense. Other income, net for the twelve-month period ended December 31, 1993 includes realized net pre-tax gains on the sale of marketable securities amounting to $0.8 million.

             Interest Expense. Interest expense for the twelve-month period ended December 31, 1994 increased by approximately $2.1 million, principally reflecting higher short-term interest rates and higher outstanding borrowings, including approximately $12.7 million of debt assumed by the Company as a result of the PSGS Merger, as compared with the prior year period. These increases were partially offset by a decrease in average long-term interest rates due to the refinancing of $46.5 million of the Company's 11% and 11.25% Gas Facilities Revenue Bonds to an interest rate of 6.35% in August 1994.

             Net Income. Net income for the twelve-month period ended December 31, 1994 was $8.9 million, or $1.01 per share, as compared with net income of $12.9 million, or $1.58 per share, for the twelve-month period ended December 31, 1993. The decrease is primarily due to (1) an approximate $5.4 million decrease in operating income before income taxes as a result of higher operating expenses, including $1.4 million of non-recurring charges, in the Florida Division, coupled with lower than anticipated margins in that Division due to slower than anticipated customer growth, and (2) higher interest costs (approximately $1.4 million after taxes). Partly offsetting these decreases was the reversal of approximately $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

             Net income per share for the twelve-month period ended December 31, 1994 was also affected by the increased average number of outstanding shares of NUI common stock as compared to the prior twelve-month period.

   Regulatory Matters

             On November 4, 1994, the New Jersey Board of Public Utilities (the "NJBPU") approved a petition filed by the New Jersey Division to reduce its annual gas cost adjustment revenues by approximately $11.9 million. The decrease reflects the Company's projections for lower gas costs over the coming year and has no effect on the Company's operating margins. The NJBPU also approved a refund of approximately $2.6 million to customers, which was made in the first quarter of fiscal 1995, as a result of lower than projected gas prices incurred in fiscal 1994.

             On November 29, 1994, the Florida Public Service Commission
   (the "FPSC") voted to authorize the Florida Division to increase its permanent rates by $1.6 million annually (the "FPSC Order"). The FPSC
   Order provides for a rate base amounting to approximately $82.6 million with an overall after-tax rate of return of 7.26%. In addition, the FPSC Order provides for several tariff changes designed to promote growth in developing markets for natural gas, including an experimental rate to foster increased usage of natural gas as a fuel for vehicles. The FPSC

   Order further approved the deregulation of the Florida Division's leased appliance business which consists of leasing water heaters, clothes dryers and ranges to customers to promote natural gas usage in the residential market.

             In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales services to New Jersey Division commercial and industrial customers. The new tariffs are effective on January 1, 1995. The Company expects the effect of the new tariffs to be neutral to the operating margins of the Company.

   Financing Activities and Resources

             The Company's net cash provided by operating activities was $10 million for the three-month period ended December 31, 1994 as compared with a net use of cash of $5.6 million for the three-month period ended December 31, 1993. For the twelve-month period ended December 31, 1994, the Company's net cash provided by operating activities was $38.1 million as compared to $1.4 million for the twelve-month period ended December 31, 1993. The increases for the 1994 periods primarily reflect the temporary overcollection of lower-than-anticipated gas costs and lower prices incurred for fuel held in inventory. In addition, the extreme warm weather experienced in the 1994 heating season contributed to lower accounts receivable in the 1994 periods as compared to the 1993 periods.

             Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

             Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $111.5 million at 5.6% for the three-month period ended December 31, 1994 and $78 million at 3.5% for the three-month period ended December 31, 1993. The weighted average daily amounts of notes payable to banks increased principally to finance portions of the Company's construction expenditures, primarily related to system growth in Florida, and to repay certain long-term debt assumed by the Company as a result of the PSGS Merger. At December 31, 1994, the Company had outstanding notes payable to banks amounting to $110.3 million and available unused lines of credit amounting to $57.7 million.

             In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. On February 9, 1995, the Company agreed to sell $50 million aggregate principal amount of Medium-Term Notes, Series A, with a stated maturity date of February 1, 2005 and with an interest rate of 8.35%. The net proceeds from these Medium-Term Notes will be used to repay short-term debt. The Company anticipates issuing the remainder of the shelf securities from time to time depending upon prevailing market conditions. The Company intends to use the remainder of any proceeds from the sale of additional shelf securities to discharge or refund outstanding debt obligations of the Company, to finance the Company's capital expenditures, to reduce short-term debt and for general corporate purposes.

             Long-Term Debt and Funds for Construction Held by Trustee. The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of December 31, 1994, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $18.9 million and is classified on the Company's consolidated balance sheet as funds for construction held by trustee.

             Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's common stock investment plan, and various employee benefit plans. The proceeds of such issuances amounted to $1.1 million for the three-month period ended December 31, 1994 and $1.3 million for the three-month period ended December 31, 1993, and were used primarily to reduce outstanding short-term debt. Effective in December 1994, these common stock plans commenced purchasing shares on the open market to fulfill the plans' requirements.

             Dividends. On October 26, 1994, the Company declared a quarterly dividend of $0.225 per share. The rate in prior quarters had been $0.40 per share.

   Capital Expenditures and Commitments

             Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $9.3 million for the three-month period ended December 31, 1994 as compared with $11.3 million for the three-month period ended December 31, 1993. Capital expenditures are expected to be approximately $44 million in fiscal 1995, as compared with a total of $55.8 million in fiscal 1994.

             As discussed in Note 3 of the Notes to the Consolidated
   Financial Statements, the Company owns or previously owned certain properties on which gas was manufactured by the Company or by other parties in the past. Coal tar residues are present on six New Jersey Division sites and the Company's PSGS Division may have contaminants on as many as ten former sites. The Company, with the assistance of an outside consultant, has begun preliminary assessments on certain of the PSGS Division sites. The Company is not able at this time to determine the extent of contamination at the other PSGS Division sites, if any, the requirement for remediation if contamination is present, or the costs associated with remediation. As of December 31, 1994, the Company has recorded a total reserve for probable environmental remediation liabilities of approximately $32 million, which the Company expects it will expend in the next twenty years. This estimate does not include any possible costs for those PSGS Division sites for which preliminary assessments have not begun. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with remediation could exceed current reserves by an amount of up to $15 million. The Company believes that certain of its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers and former owners and operators of the sites. However, with respect to remediation costs associated with certain of those PSGS Division sites for which preliminary assessments have begun, the Company is not able at this time to determine the extent of possible recovery, if any, from among PSGS ratepayers, insurance carriers or former owners and operators. Consequently, as of December 31, 1994, the Company has recorded $1.9 million as an additional plant acquisition adjustment.
   Should additional information concerning the PSGS Division's probable

   environmental liability become known and subject to reasonable quantification within one year from the date of the PSGS Merger, the plant acquisition adjustment may be changed accordingly.

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

             The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $5.8 million of such costs as of December 31, 1994, which the Company has been authorized to recover through its gas cost adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $3.9 million. This estimate is subject to subsequent FERC actions based upon filings by the Company's pipeline suppliers.

             As of December 31, 1994, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $1.1 million for the remainder of fiscal 1995, $1.2 million in fiscal 1996, $3.3 million in fiscal 1997, $31.0 million in fiscal 1998 and $1.0 million in fiscal 1999.


                          PART II - OTHER INFORMATION



   Item 6.     Exhibits and Reports on Form 8-K

   (a)    Exhibits.

   Exhibit
     No.  Description of Exhibit                  Reference

     27   Financial Data Schedule                    Filed herewith

   (b)    Reports on Form 8-K.

          On November 1, 1994, the Company filed a Form 8-K, Item 5, Other Events, reporting the issuance of a press release on October 26, 1994, stating that the Company's quarterly dividend to shareholders was reduced from a rate of $0.40 per share to a rate of $0.225 per share.

          On January 31, 1995, the Company filed a Form 8-K, Item 5, Other Events, reporting the issuance of a press release on January 25, 1995, of the Company's first quarter of fiscal 1995 results.



                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NUI CORPORATION


    February 13, 1995                       JOSEPH P. COUGHLIN
                                            Senior Vice President and
                                            Secretary


    February 13, 1995                       BERNARD F. LENIHAN
                                            Vice President and
                                            Controller (Principal accounting
                                            officer)