Form 10-Q
period 1995-03-31
NUI CORP
filed 1995-05-12
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 1995    Commission File # 1-8353

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

                       Yes  X            No

   The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1995: Common Stock, No Par Value:
   9,227,807 shares outstanding.






                                              NUI Corporation and Subsidiaries
                                        Statement of Consolidated Income (Unaudited)
                                      (Dollars in thousands, except per share amounts)


                                    Three Months Ended       Six Months Ended       Twelve Months Ended
                                         March 31,               March 31,               March 31,
                                     1995        1994        1995        1994        1995        1994

     Operating Margins
     Operating revenues            $143,938   $152,537    $246,462    $258,140     $380,608    $379,878
     Purchased gas and fuel          78,145     88,756     132,342     147,365      208,398     215,230
     Gross receipts and
     franchise taxes                 12,910     15,069      21,301      24,846       28,485      32,113
                                     ------    -------     -------     -------      -------     -------
       Total operating margins       52,883     48,721      92,819      85,929      143,725      132,535
                                    -------    -------     -------     -------      -------     -------

     Other Operating Expenses
     Other operation                 20,183     19,701      40,255      37,395       80,497      73,186
     Maintenance                      1,541      1,628       3,129       3,108        6,698       5,959
     Restructuring and other
     non-recurring charges            7,134        --        8,591         --         9,514         --
     Depreciation and
     amortization                     4,953      4,238       9,902       8,422       18,926      15,987
     Other taxes                      1,712      1,493       3,180       2,849        6,558       5,500
     Income taxes                     4,391      6,296       6,405       9,439         (942)      6,473
                                    -------    -------     -------     -------      -------     -------
       Total other operating         39,914     33,356      71,462      61,213      121,251     107,105
     expenses                       -------    -------     -------     -------      -------     -------

     Operating Income                12,969     15,365      21,357      24,716       22,474      25,430
     Other Income and Expense,          164         93         210         348          375         872
     Net
     Interest Expense                 4,579      3,640       9,035       7,394       17,207      14,318
                                    -------    -------     -------     -------      -------     -------
     Net Income                     $ 8,554    $11,818     $12,532     $17,670      $ 5,642     $11,984
                                    =======    =======     =======     =======      =======     =======

     Net Income Per Share of
       Common Stock                   $0.93      $1.43        $1.37      $2.14        $0.62       $1.46
                                       ====       ====         ====       ====         ====        ====

     Dividend Per Share of
      Common Stock                   $0.225      $0.40       $0.45       $0.80        $1.25       $1.60
                                       ====       ====        ====        ====         ====        ====

     Weighted Average Number of
     Shares of Common Stock
     Outstanding                  9,165,239   8,262,229   9,151,195   8,239,986   9,071,734    8,201,865
                                  =========   =========   =========   =========   =========    =========

                       See the notes to the consolidated financial statements

                               NUI Corporation and Subsidiaries
                                 Consolidated Balance Sheet
                                    (Dollars in thousands)

                                                                 March 31,  September 30,
                                                                     1995          1994
                                                                                    (*)
                                                                  (Unaudited)

     ASSETS
     Utility Plant
     Utility plant, at original cost                                 $580,489    $566,982
     Accumulated depreciation and amortization                       (179,435)   (173,894)
     Unamortized plant acquisition adjustments                         35,869      33,604
                                                                     --------    --------
       Net utility plant                                              436,923     426,692
                                                                      -------     -------

     Funds for Construction Held by Trustee                            20,884      26,906
                                                                      -------     -------
     Investments in Marketable Securities                               3,611       3,468
                                                                     --------    --------
     Current Assets
     Cash                                                               7,605       5,637
     Accounts receivable                                               64,374      39,584
     Allowance for doubtful accounts                                   (2,712)     (1,368)
     Fuel inventories, at average cost                                  7,004      28,616
     Prepayments and other                                             12,389      13,435
                                                                      -------      ------
       Current assets                                                  88,660      85,904
                                                                      -------      ------
     Deferred Charges and Other Assets                                 63,872      58,678
                                                                      -------     -------
                                                                     $613,950    $601,648
                                                                      =======     =======

     CAPITALIZATION AND LIABILITIES
     Capitalization
     Common shareholders' equity                                     $152,358    $142,768
     Preferred stock                                                       --          --
     Long-term debt                                                   210,864     160,928
                                                                      -------     -------
       Capitalization                                                 363,222     303,696
                                                                      -------     -------

     Capital Lease Obligations                                         11,392      11,932
                                                                      -------     -------

     Current Liabilities
     Current portion of long-term debt and capital lease
     obligations                                                        2,668       2,761
     Notes payable to banks                                            11,575     110,125
     Accounts payable, customer deposits and accrued
     liabilities                                                       71,003      53,476
     General taxes                                                     17,663       1,170
     Federal income taxes                                               9,760       6,079
                                                                      -------     -------
       Current liabilities                                            112,669     173,611
                                                                      -------     -------

     Deferred Credits and Other Liabilities
     Deferred Federal income taxes                                     51,519      50,066
     Unamortized investment tax credits                                 7,335       7,570
                                                                       67,813      54,773
     Other liabilities                                                -------     -------
                                                                      126,667     112,409
       Deferred credits and other liabilities                         -------     -------
                                                                     $613,950    $601,648
                                                                      =======     =======
<F1>
                         * Derived from audited financial statements

                  See the notes to consolidated financial statements


                               NUI Corporation and Subsidiaries
                      Statement of Consolidated Cash Flows (Unaudited)
                                    (Dollars in thousands)

                                              Six Months Ended      Twelve Months Ended
                                                  March 31,               March 31,
                                                1995     1994          1995      1994

       Operating Activities
       Net income                             $12,532    $17,670      $5,642    $11,984
       Adjustments to reconcile net
       income to net cash provided by
       operating activities:
         Depreciation and amortization         10,544      9,030      20,287     17,215
         Deferred Federal income taxes            442      3,671       3,664      6,462
         Amortization of deferred
          investment tax credits                 (235)      (228)       (483)      (462)
         Non-cash portion of
          restructuring and other
          non-recurring charges                 5,466         --       6,149         --
         Other                                  2,231      1,724       3,433      4,608
       Effect of changes in:
         Accounts receivable, net             (23,446)   (38,135)      8,965     (6,249)
         Fuel inventories                      21,612     22,186        (767)    (2,172)
         Deferred cost of gas                  19,665      9,545      14,452      2,341
         Accounts payable, deposits and
          accruals                              4,964      7,673        (914)     9,373
         Gross receipts and franchise
          taxes                                19,540    (16,931)      26,191   (17,942)
         Other                                 (4,026)    (2,787)      (8,225)   (6,151)
                                               ------     ------       ------    ------
       Net cash provided by operating          69,289     13,418       78,394    19,007
       activities                              ------     ------      -------    ------

       Financing Activities
       Proceeds from sales of common
       stock                                    1,135      2,884       4,574      4,629
       Dividends to shareholders               (4,149)    (6,603)    (11,382)   (13,129)
       Proceeds from issuance of long-
       term debt                               50,000         --     116,500     30,000
       Funds for construction held by
       trustee, net                             6,648      5,350        (795)    11,940
       Repayments of long-term debt               (64)        --     (54,223)   (21,734)
       Principal payments under capital
       lease obligations                         (951)    (1,036)     (1,970)    (1,974)
       Net short-term borrowings              (98,550)    11,720     (76,377)    16,395
       (repayments)                            ------     ------      ------     ------
       Net cash provided by (used for)        (45,931)    12,315     (23,673)    26,127
       financing activities                    ------     ------     -------     ------

       Investing Activities
       Cash expenditures for utility
       plant                                  (20,990)   (23,672)    (50,919)   (44,350)
       Proceeds from sales of marketable
       securities                                  --        659          --      1,154
       Proceeds from sale of assets                --         --       1,610         --
       Other                                     (400)      (655)     (1,745)    (1,398)
                                               ------     ------      ------     ------
       Net cash used for investing            (21,390)   (23,668)    (51,054)   (44,594)
       activities                              ------     ------      ------     ------

       Net increase in cash                     1,968      2,065       3,667        540

       Cash

       At beginning of period                   5,637      1,873       3,938      3,398
                                                -----      -----       -----      -----
       At end of period                        $7,605     $3,938      $7,605     $3,938
                                                =====      =====       =====      =====

       Supplemental Disclosures of Cash
       Flows
       Income taxes paid (refunds
       received), net                         ($1,685)   $    --     $(1,019)    $1,406
       Interest paid                           $7,417     $7,580     $18,564    $13,729



                    See the notes to the consolidated financial statements

                       NUI Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements



   1.        Basis of Presentation

             The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation ("NUI" or the "Company"). The Company's operating divisions include Elizabethtown Gas Company (the "New Jersey Division"), City Gas Company of Florida (the "Florida Division") and Pennsylvania & Southern Gas Company (the "PSGS Division"), which operates as North Carolina Gas Service (North Carolina), Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). PSGS was acquired in a merger on April 19, 1994 (the "PSGS Merger"). Effective April 1, 1995, the Company consolidated its Florida and PSGS divisions to form a new NUI Southern Division (see Note 3). The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

             The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it serves. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

             Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to carry its investments in marketable securities at their current market value. As of March 31, 1995, the market value of the Company's investments in marketable securities exceeds their cost by approximately $143,000, which unrealized gain is reflected net of deferred income taxes in the accompanying consolidated balance sheet as a component of common shareholders' equity.

   2.        Common Shareholders' Equity

             The components of common shareholders' equity were as follows (dollars in thousands):

                                                  March 31,     September 30,
                                                     1995           1994

    Common stock, no par value                     $139,085     $138,082
    Shares held in treasury                            (797)        (797)
    Retained earnings                                15,084        6,700
    Valuation of marketable securities                   89           --
    Unearned employee compensation - ESOP            (1,103)      (1,217)
                                                     ------       ------
    Total common shareholders' equity              $152,358     $142,768
                                                    =======      =======

   3.        Restructuring and Other Non-Recurring Charges

             During the three-month period ended March 31, 1995, the Company incurred approximately $7.1 million of non-recurring charges for, among other things, the implementation of an early retirement program, and the restructuring of its Florida and PSGS divisions.

             In November 1994, the Company offered an early retirement program to approximately 10% of its employees. The program, which became effective on April 1, 1995, was accepted by 95 of the eligible 112 employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recorded a special termination charge of approximately $4.1 million. This charge relates to the 80 New Jersey Division employees who opted for the program. In addition, the Company recorded approximately $0.8 million of other benefit expenses associated with these employees. The PSGS Division incurred a charge of approximately $0.6 million for special termination benefits for its 15 employees who opted for the program, which has been deferred pending regulatory recovery.

             Effective April 1, 1995, the Company consolidated its Florida and PSGS divisions to form a new NUI Southern Division. The Southern Division will be headquartered in Hialeah, Florida. As a result, the PSGS Division headquarters in Sayre, Pennsylvania will be closed by the end of the calendar year. The Company accrued a charge of approximately $1.8 million during the quarter ended March 31, 1995, for severance and related expenses, including senior management changes, associated with the consolidation of the two divisions.


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

             The Company owns, or previously owned, certain properties on which manufactured gas plants ("MGP") were operated by the Company or by other parties in the past. Coal tar residues are present on the six MGP sites located in the New Jersey Division. The Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (the "NJBPU"). In April 1991, the NJDEP issued an Administrative Consent Order that established the procedures to be followed by the Company in the development of an investigation and remediation plan for an MGP site located at South Street in Elizabeth,

   New Jersey. Subsequently, the Company and the NJDEP entered into Memoranda of Agreement that established procedures for the development of investigation and remediation plans for the other five New Jersey Division MGP sites.

             During the course of its due diligence activities in connection with the PSGS Merger, the Company was informed that PSGS had owned or operated ten former MGP facilities, only three of which PSGS currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. No provision had been made, prior to the PSGS Merger, in PSGS' financial statements for environmental remediation. The PSGS Division has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group. This group has entered into a Memorandum of Understanding with the North Carolina Division of Environment, Health and Natural Resources ("NCDEHNR") to develop a uniform program and framework for the investigation and/or remediation of MGP sites in North Carolina. The NCDEHNR has recently initiated investigation activities at four MGP sites, none of which belong to the PSGS Division.

             In order to quantify the potential future expenditures for all MGP sites, the Company, with the aid of environmental consultants, assesses the probability and costs associated with initiating and/or continuing investigative activities at each of the Company's sites, as well as implementing appropriate remedial actions. Based on the Company's most recent assessment, as of March 31, 1995, the Company has recorded a total reserve for probable environmental investigation and/or remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve, which includes probable remediation costs for 7 of the Company's 16 MGP sites, is net of approximately $5 million which will be borne by a prior owner and operator of two of the New Jersey sites in accordance with a cost sharing agreement. The Company is not able at this time to determine the extent of contamination, if any, at the other sites, the requirement for remediation if contamination is present, or the costs associated with remediation. Based on the currently available information and assessments, the Company believes it is reasonably possible that costs associated with all of its sites may exceed current reserves by an amount of up to $21 million.

             The Company believes that certain of its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the New Jersey Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $32 million as of March 31, 1995, reflecting the future recovery of environmental remediation liabilities related to the New Jersey Division MGP sites. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates. The Company intends to seek recovery of the PSGS Division's environmental liabilities from ratepayers in the PSGS states, former owners and operators, and insurance carriers. However, the Company is not able at this time to determine the extent of recovery, if any. Consequently, as of March 31, 1995, the Company has recorded an amount of $3.7 million as an additional plant acquisition adjustment, of which, approximately $1.8 million was recorded during the quarter ended March 31, 1995.

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






                                   NUI Corporation and Subsidiaries
                                  Summary Consolidated Operating Data



                                           Three Months       Six Months     Twelve Months
                                               Ended             Ended             Ended
                                              March 31,        March 31,        March 31,
                                           1995     1994     1995    1994     1995     1994

   Operating Revenues (Dollars
          in thousands):
          Firm Sales:
            Residential                  $75,490  $82,395 $125,314 $134,334 $179,686 $184,013
            Commercial                    41,310   45,764   69,022   75,965   99,035  103,422
            Industrial                     6,584    9,387   12,514   15,722   22,545   25,074
          Interruptible sales             10,818   10,553   22,776   22,278   52,524   46,701
          Off-System sales                 3,545      432    5,255    1,147    5,597    2,904
          Transportation services          4,623    2,765    8,678    6,243   15,693   10,537
          Appliance leasing, fees and
           other                           1,568    1,241    2,903    2,451    5,528    7,227
                                          ------   ------   ------   ------   ------   ------
                                        $143,938 $152,537 $246,462 $258,140 $380,608 $379,878
                                         =======  =======  =======  =======  =======  =======

          Gas Sold or Transported
          (MMcf):
          Firm Sales:
            Residential                    9,833   10,567   15,936   16,972   21,487   22,267
            Commercial                     6,431    6,783   10,798   11,342   15,666   15,874
            Industrial                     1,525    1,795    2,937    3,051    5,235    5,037
          Interruptible sales              3,929    2,832    8,264    6,291   18,691   13,733
          Off-System sales                 1,695      243    2,722      583    2,884      583
                                           6,112    3,217   10,865    7,777   19,620   16,874
                                          ------   ------   ------   ------   ------   ------
          Transportation services         29,525   25,437   51,522   46,016   83,583   74,368
                                          ======   ======   ======   ======   ======   ======

          Average Customers Served:
          Firm:
            Residential                  330,221  303,935  327,908  302,811  325,063  301,496
            Commercial                    24,800   21,581   24,628   21,549   24,204   21,411
            Industrial                       399      363      395      363      399      367
          Interruptible sales                109       99      134      101      137      102
          Transportation services            149      101      148      102      144       96
                                          ------   ------   ------   ------   ------   ------
                                         355,687  326,079  353,213  324,926  349,947  323,472
                                          ======   ======   ======   ======   ======   ======

          Degree Days:
          New Jersey
            Actual                         2,427    2,915    3,779    4,548    4,175    5,012
            Normal                         2,673    2,673    4,398    4,398    4,978    4,978

          Percentage variance from
          normal                            9.2%     9.1%    14.1%     3.4%    16.1%     0.7%
                                          warmer   colder   warmer   colder   warmer   colder
          North Carolina
           Actual                          1,881             3,119             3,430
           Normal                          2,089             3,574             3,874

          Percentage variance from
          normal                           10.0%             12.7%             11.5%
                                          warmer            warmer            warmer

          Average Number of Employees      1,108    1,018    1,129    1,016    1,143    1,013

          Ratio of Earnings to Fixed
          Charges (Twelve-months only)                                          1.22     2.02

                       See the notes to the consolidated financial statements



                       NUI Corporation and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



             The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation ("NUI" or the "Company"). The Company's operating divisions are Elizabethtown Gas Company (the "New Jersey Division"), City Gas Company of Florida (the "Florida Division") and Pennsylvania & Southern Gas Company (the"PSGS Division"), which operates as North Carolina Gas Service (North Carolina), Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). PSGS was acquired in a merger on April 19, 1994 (the "PSGS Merger"). Effective April 1, 1995, the Company consolidated its Florida and PSGS divisions to form a new NUI Southern Division (see Note 3 of the Notes to the Consolidated Financial Statements). Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

   Results of Operations

   Three-Month Periods Ended March 31, 1995 and 1994

             Net Income. Net income for the three-month period ended March 31, 1995 was $8.5 million, or $0.93 per share, as compared with net income of $11.8 million, or $1.43 per share, for the three-month period ended March 31, 1994. The decrease in the current period is primarily due to non-recurring charges which, on an after-tax basis were approximately $4.7 million, or $0.51 per share, and higher interest expense. Partially offsetting these decreases was approximately $0.9 million of net income, excluding non-recurring charges, attributable to the PSGS Division in the 1995 period. Absent all non-recurring charges, net income for the 1995 period would have been $13.2 million, or $1.44 per share.

             Net income per share for the three-month period ended March 31, 1995 was also affected by the increased average number of outstanding shares of NUI common stock (including 683,443 shares issued as a result of the PSGS Merger) as compared to the three-month period ended March 31, 1994.

             Operating Revenues and Operating Margins. The Company's operating revenues decreased by $8.6 million, or 6%, for the three-month period ended March 31, 1995 as compared with the three-month period ended March 31, 1994. The decrease principally reflects the effect of weather in New Jersey that was 9% warmer than normal and 17% warmer than the prior year period. The warmer weather resulted in decreased sales to heating customers and lower revenues from industrial customers who were able to remain on transportation service due to a lack of third party supply curtailments in the current period. Operating revenues were also reduced by the effect of gas cost adjustment clauses (described below). Partially offsetting these decreases were approximately $11.2 million of operating revenues from the addition of the PSGS Division, the effect of base rate and appliance leasing rate increases in the Florida Division (see- "Regulatory Matters"), an increase in sales to off-system customers and other customer growth. The Company's total average number of customers served increased by 29,599, or 9%, including 23,197 heating customers. (Excluding 20,479 customers acquired as a result of the PSGS Merger, of which 18,134 were heating customers, customers increased approximately 3%.)

             Gas cost adjustment clauses enable the Company to pass through to its customers, via periodic adjustments to amounts billed, increased or decreased costs incurred by the Company for purchased gas, without affecting operating margins. For the three-month period ended March 31, 1995, adjustments related to changes in gas costs were lower by approximately $7.8 million as compared with the three-month period ended March 31, 1994, with an offsetting adjustment to purchased gas costs.

             The Company's operating margins increased by $4.2 million, or 8.5%, for the three-month period ended March 31, 1995 as compared with the three-month period ended March 31, 1994. The increase principally reflects increases in the number of customers served, primarily those resulting from the PSGS Merger, and the base rate and appliance leasing rate increases in the Florida Division. Partially offsetting these increases was the effect of the warmer weather in New Jersey. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. The Company's weather normalization clauses increased operating margins by approximately $1.9 million for the three-month period ended March 31, 1995, and decreased operating margins by approximately $1.4 million for the three-month period ended March 31, 1994, for the effects of abnormal weather. The mechanics of the weather normalization clause in New Jersey, however, did not allow for recovery of all lost margins due to the extremely warm weather in the 1995 period.

             Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $8.5 million, or 31%, for the three-month period ended March 31, 1995 as compared with the three-month period ended March 31, 1994. The increase is primarily the result of approximately $7.1 million of non-recurring pre-tax charges relating in part to the Company's early retirement program, and in part to restructuring of the Florida and PSGS Divisions' operations, including senior management changes and other work force reductions (see Note 3 of the Notes to the Consolidated Financial Statements). The increase also includes approximately $2.2 million of other pre-tax operating expenses from the addition of the PSGS Division in the 1995 period results, and an increase in depreciation expense due to additional plant in service. Offsetting these cost increases were less overtime and other maintenance expenses incurred in the New Jersey Division due to warmer weather during the current period, as well as other expense reductions. The decrease in income taxes was due to lower pre-tax income.

             Interest Expense. Interest expense for the three-month period ended March 31, 1995 increased by approximately $0.9 million as compared with the three-month period ended March 31, 1994, principally reflecting higher short-term interest rates and higher average outstanding borrowings, including $50 million of Medium-Term Notes issued on February 16, 1995 (see - "Financing Activities and Resources"). These increases were partially offset by a decrease in average long-term interest rates due to the refinancing of $46.5 million of the Company's 11% and 11.25% Gas Facilities Revenue Bonds to an interest rate of 6.35%.

   Six-Month Periods Ended March 31, 1995 and 1994

             Net Income. Net income for the six-month period ended March 31, 1995 was $12.5 million, or $1.37 per share, as compared with net income of $17.7 million, or $2.14 per share, for the six-month period ended March 31, 1994. The decrease is primarily due to non-recurring charges, (including an additional $1.5 million of charges recorded in the first quarter of fiscal 1995) which, on an after-tax basis were approximately $5.6 million, or $0.61 per share, and higher interest expense. Partially offsetting these decreases was approximately $1.3 million of net income, excluding non-recurring charges, attributable to the PSGS Division in the 1995 period. Absent all non-recurring charges, net income for the six-month period ended March 31, 1995 would have been $18.1 million, or $1.98 per share.

             Net income per share for the six-month period ended March 31, 1995 was also affected by the increased average number of outstanding shares of NUI common stock (including 683,443 shares issued as a result of the PSGS Merger) as compared to the six-month period ended March 31, 1994.

             Operating Revenues and Operating Margins. The Company's operating revenues for the six-month period ended March 31, 1995 decreased approximately $11.7 million, or 4.5%, as compared with the six-month period ended March 31, 1994. The decrease principally reflects the effects of weather in New Jersey that was 14% warmer than normal and 17% warmer than the prior year period. Operating revenues were also reduced by approximately $7.7 million due to the effect of gas cost adjustment clauses, and by a refund of approximately $2.6 million to New Jersey Division customers as a result of lower than projected gas prices incurred in fiscal 1994 (see- "Regulatory Matters"). Partially offsetting these decreases was approximately $19.4 million of operating revenues from the addition of the PSGS Division, the effects of base rate and appliance leasing rate increases in the Florida Division, increased sales to off-system customers and other customer growth. The Company's average number of customers served increased by 28,287, or 8.7%, including 22,759 heating customers. (Excluding 20,479 customers acquired as a result of the PSGS Merger, which included 18,134 heating customers, customers increased approximately 2%.)

             The Company's operating margins increased by $6.9 million, or 8%, for the six-month period ended March 31, 1995 as compared with the six-month period ended March 31, 1994. The increase was principally the result of increases in the number of customers served, primarily those resulting from the PSGS Merger, and the base rate and appliance leasing rate increases in the Florida Division. Partially offsetting these increases was the effect of the warmer-than-normal weather in New Jersey in the 1995 period not fully recovered through the weather normalization clause. Through the Company's weather normalization clauses, operating margins were increased by approximately $4.5 million for the six-month period ended March 31, 1995, and decreased by approximately $0.9 million for the six-month period ended March 31, 1994, for the effect of abnormal weather.


             Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $13.3 million, or 26%, for the six-month period ended March 31, 1995 as compared with the six-month period ended March 31, 1994. The increase is primarily the result of approximately $8.6 million of non-recurring pre-tax charges discussed in Note 3 of the Notes to the Consolidated Financial Statements including approximately $1.5 million related to the settlement of the Florida Division's rate case (see - "Regulatory Matters") and the partial restructuring of the Florida Division's operations, which were recorded in the first quarter of fiscal 1995.
   The increase also includes approximately $4.3 million of other pre-tax operating expenses from the inclusion of the PSGS Division in the 1995 period results, and an increase in depreciation expense due to additional plant in service. The decrease in income taxes was due to lower pre-tax income.

             Interest Expense. Interest expense for the six-month period ended March 31, 1995 increased by approximately $1.6 million, as compared with the six-month period ended March 31, 1994, for the reasons discussed under "Three-Month Periods Ended March 31, 1995 and 1994-Interest Expense".


   Twelve-Month Periods Ended March 31, 1995 and 1994

             Net Income. Net income for the twelve-month period ended March 31, 1995 was $5.6 million, or $0.62 per share, as compared with net income of $12.0 million, or $1.46 per share, for the twelve-month period ended March 31, 1994. The decrease is primarily due to non-recurring charges, (including an additional $0.9 million of charges recorded in the fourth quarter of fiscal 1994) which, on an after-tax basis were approximately $6.1 million, or $0.67 per share, and higher interest and operating costs. Partially offsetting these decreases was approximately $0.5 million of net income, excluding non-recurring charges, attributable to the PSGS Division in the 1995 period, and the reversal of approximately $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

             Net income per share for the twelve-month period ended March 31, 1995 was also affected by the increased average number of outstanding shares of NUI common stock (including 683,443 shares issued as a result of the PSGS Merger) as compared to the twelve-month period ended March 31, 1994.

             Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended March 31, 1995 increased approximately $0.7 million as compared with the twelve-month period ended March 31, 1994. The increase principally reflects $28.2 million of operating revenues since April 19, 1994, from the addition of the PSGS Division, and other customer growth, offset by the effects of warmer-than-normal weather in New Jersey and gas cost adjustment clauses. The Company's average number of customers served increased by 26,475, or 8%, including 22,248 heating customers. (Excluding 20,479 customers acquired as a result of the PSGS Merger, of which 18,134 were heating customers, customers increased approximately 2%.)

             The Company's operating margins increased by $11.2 million, or 8%, for the twelve-month period ended March 31, 1995 as compared with the twelve-month period ended March 31, 1994. The increase is principally the result of increases in the number of customers served, primarily those resulting from the PSGS Merger. Through the Company's weather normalization clauses, operating margins were increased by approximately $5.4 million for the twelve-month period ended March 31, 1995, and decreased by approximately $0.6 million for the twelve-month period ended March 31, 1994.

             Other Operating Expenses. The Company's other operating expenses, before income taxes, increased by approximately $21.6 million, or 21%, for the twelve-month period ended March 31, 1995 as compared with the twelve-month period ended March 31, 1994. The increase is primarily attributable to non-recurring pre-tax charges of $9.5 million as previously discussed (including approximately $0.9 million of charges related to the write-off of certain non-recoverable deferred charges and certain Florida Division restructuring costs recorded in the fourth quarter of fiscal 1994). The increase also includes approximately $7.9 million of other pre-tax operating expenses from the inclusion of the PSGS Division in the 1995 period results, and other operating and depreciation cost increases. These increases were due in part to higher costs associated with system growth, including the payroll and employee benefits costs attributable to a larger work force, and depreciation due to additional plant in service. System growth has occurred principally in the Florida Division where the Company's capital expenditure program has included the development of the Port St. Lucie franchise, the construction of a new pipeline in Brevard County, which includes service to the National Aeronautics and Space Administration's Kennedy Space Center, and additional main extensions for future growth. The decrease in income taxes was due to lower pre-tax income, as well as the reversal, recorded in the fourth quarter of fiscal 1994, of approximately $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

             Interest Expense. Interest expense for the twelve-month period ended March 31, 1995 increased by approximately $2.9 million as compared with the twelve-month period ended March 31, 1994, for the reasons discussed under "Three-Month Periods Ended March 31, 1995 and 1994-Interest Expense".


   Regulatory Matters

             On November 4, 1994, the New Jersey Board of Public Utilities (the "NJBPU") approved a petition filed by the New Jersey Division to reduce its annual gas cost adjustment revenues by approximately $11.9 million. The decrease reflects the Company's projections for lower gas costs over the coming year and has no effect on the Company's operating margins. The NJBPU also approved a refund to customers of approximately $2.6 million, which was made in the first quarter of fiscal 1995, as a result of lower than projected gas prices incurred in fiscal 1994. On March 9, 1995, the NJBPU approved a refund to customers of $12 million as a result of lower than projected gas prices incurred during fiscal 1995. The refund was made in April 1995.

             On November 29, 1994, the Florida Public Service Commission (the "FPSC") voted to authorize the Florida Division to increase its permanent rates by $1.6 million annually (the "FPSC Order"). The FPSC Order provides for a rate base amounting to approximately $82.6 million with an overall after-tax rate of return of 7.26%. In addition, the FPSC Order provides for several tariff changes designed to promote growth in developing markets for natural gas, and approved the deregulation of the Florida Division's leased appliance business which consists of leasing water heaters, clothes dryers and ranges to customers to promote natural gas usage in the residential market.

             In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales services to New Jersey Division commercial and industrial customers. The new tariffs became effective on January 1, 1995. The Company expects the effect of the new tariffs to be neutral on the operating margins of the Company.

             On February 17, 1995, the Company filed a request with the North Carolina Utilities Commission for a base rate increase for its North Carolina operations. The proposed rate modification would increase the Company's annual revenues by approximately $770,000. A decision is expected in the summer of 1995, with new rates to be effective in the fall. There can be no assurances that the Company's rate request will be granted or, if granted, that the Company will receive the full amount requested.


   Financing Activities and Resources

             The Company's net cash provided by operating activities was $69.3 million and $78.4 million for the six- and twelve-month periods ended March 31, 1995, respectively, as compared with $13.4 million and $19.0 million for the six- and twelve-month periods ended March 31, 1994, respectively. The increases for the 1995 periods primarily reflect the timing and amount of the payment of the Company's New Jersey gross receipts and franchise taxes. The current year payment was made in April 1995, while the prior year's payment was made in March 1994. Also, the March 1994 payment reflected an additional amount representing almost a half year's tax liability in accordance with New Jersey legislation. Net cash provided by operating activities also increased due to the temporary overcollection of lower-than-anticipated gas costs and a reduction in accounts receivable in the 1995 period due to warmer weather experienced as compared to the prior year.

             Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

             Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $87.4 million at 5.8% for the six-month period ended March 31, 1995 and $78.8 million at 3.5% for the six-month period ended March 31, 1994. The weighted average daily amount of notes payable to banks increased principally to finance portions of the Company's construction expenditures, and to repay certain long-term debt assumed by the Company as a result of the PSGS Merger. These increases were partially offset by the issuance of $50 million of the Company's Medium-Term Notes on February 16, 1995. At March 31, 1995, the Company

   had outstanding notes payable to banks amounting to $11.6 million and available unused lines of credit amounting to $156.4 million. Notes payable to banks as of March 31, 1995, decreased as compared to the balance outstanding at September 30, 1994, due to the issuance of the Medium-Term Notes, the temporary overcollection of lower-than-anticipated gas costs, and to positive seasonal cash flows.

             In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. On February 16, 1995, the Company issued $50 million aggregate principal amount of Medium-Term Notes, Series A, with a stated maturity date of February 1, 2005 and an interest rate of 8.35%. The net proceeds from these Medium-Term Notes were used to repay short-term debt. The Company anticipates issuing the remainder of the shelf securities from time to time depending upon prevailing market conditions. The Company intends to use the remainder of any proceeds from the sale of additional shelf securities to discharge or refund outstanding debt obligations of the Company, to finance the Company's capital expenditures, to reduce short-term debt and for general corporate purposes.

             Long-Term Debt and Funds for Construction Held by Trustee. The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of March 31, 1995, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $17 million and is classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

             Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's common stock investment plan, and various employee benefit plans. The proceeds of such issuances amounted to $1.1 million for the six-month period ended March 31, 1995 and $2.9 million for the six-month period ended March 31, 1994, and were used primarily to reduce outstanding short-term debt. Effective in December 1994, these common stock plans commenced purchasing shares on the open market to fulfill the plans' requirements.

             Dividends. On October 26, 1994 and January 24, 1995, the Company declared quarterly dividends of $0.225 per share. The rate in prior quarters had been $0.40 per share.

   Capital Expenditures and Commitments

             Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $17.2 million for the six-month period ended March 31, 1995 as compared with $21.9 million for the six-month period ended March 31, 199y4. Capital expenditures are expected to be approximately $44 million for all of fiscal 1995, as compared with a total of $55.8 million in fiscal 1994.

             The Company owns or previously owned six former manufactured gas plant sites ("MGP") in the New Jersey Division and ten MGP sites in the PSGS Division. In order to quantify the potential future expenditures for all MGP sites, the Company, with the aid of environmental consultants, assesses the probability and costs associated with initiating and/or continuing investigative activities at each of the Company's sites, as well as implementing appropriate remedial actions. Based on the Company's most recent assessment, as of March 31, 1995, the Company has recorded a total reserve for probable environmental investigation and/or remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate 7 of the Company's 16 MGP sites. The Company is not able at this time to determine the extent of contamination, if any, at the other sites, the requirement for remediation if contamination is present, or the costs associated with remediation. Based on currently available information and assessments, the Company believes it is reasonably possible that costs associated with all its sites may exceed current reserves by an amount of up to $21 million. The Company believes that certain of its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers and former owners and operators of the sites. However, the Company is not able at this time to determine the extent of possible recovery, if any, from among PSGS ratepayers, insurance carriers or former owners and operators. Consequently, as of March 31, 1995, the Company has recorded $3.7 million as an additional plant acquisition adjustment, of which, approximately $1.8 million was recorded during the quarter ended March 31, 1995. For a further discussion of environmental matters, see Note 4 of the Notes to the Consolidated Financial Statements.

             Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $71 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas cost adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 10 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

             The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $6.3 million of such costs as of March 31, 1995, which the Company has been authorized to recover through its gas cost adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $9.9 million and will also be recovered through the Company's gas cost adjustment clauses. This estimate is subject to subsequent FERC actions based upon filings by the Company's pipeline suppliers.

             As of March 31, 1995, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $1.1 million for the remainder of fiscal 1995, $1.2 million in fiscal 1996, $3.3 million in fiscal 1997, $31.0 million in fiscal 1998 and $1.0 million in fiscal 1999.



                          PART II - OTHER INFORMATION


   Item 4.     Submission of Matters to a Vote of Security Holders

          The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 1995.

          The Annual Meeting of Shareholders of NUI Corporation was held on March 14, 1995.

          Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. None of management's nominees, as listed in the proxy statement for election of directors of NUI Corporation, received less than 7,353,135 of the votes cast. The nominees were elected to serve for three-year terms and, accordingly, will hold office until the Annual Meeting of Shareholders held in 1998 and until the director's successor shall have been elected and qualified.

          Briefly described below is the other matter voted upon at the Annual Meeting of Shareholders held on March 14, 1995 and the number of affirmative votes and the number of negative votes cast with respect to such matter:

               On the matter of approval of the appointment by the Board of Directors of Arthur Andersen LLP as independent public accountants for the fiscal year ended September 30, 1995, the shareholders voted 7,525,569 for such approval; 141,606 votes against such approval and 64,828 votes abstained.

   Item 6.     Exhibits and Reports on Form 8-K

   (a)    Exhibits.

   Exhibit
     No.  Description of Exhibit                  Reference

     27   Financial Data Schedule                    Filed herewith

   (b)    Reports on Form 8-K.

          On January 31, 1995, the Company filed a Form 8-K, Item 5, Other Events, reporting the issuance of a press release on January 25, 1995, of the Company's fiscal 1995 first quarter results.



                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NUI CORPORATION


    May 12, 1995                            KENNETH G. WARD
                                            Assistant Secretary



    May 12, 1995                            ROBERT F. LURIE
                                            Treasurer