Form 10-Q
period 1995-06-30
NUI CORP
filed 1995-08-11
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter Ended June 30, 1995         Commission File # 1-8353




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

                                 Yes  X   No

    The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1995: Common Stock, No Par Value:
    9,201,237 shares outstanding.



                                    NUI Corporation and Subsidiaries
                              Consolidated Statement of Income (Unaudited)
                            (Dollars in thousands, except per share amounts)

                              Three Months Ended       Nine Months Ended      Twelve Months Ended
                                    June 30,                June 30,                June 30,
                               1995        1994        1995        1994        1995        1994

    Operating Margins
    Operating revenues        $58,974     $74,747     $305,436    $332,887   $364,835    $385,553
    Purchased gas and fuel     25,454      42,106      157,796     189,471    191,746     219,205

    Gross receipts and          4,563       4,511       25,864      29,357     28,537      31,583
    franchise taxes            ------      ------      -------     -------    -------     -------

      Total operating          28,957      28,130      121,776     114,059    144,552     134,765
      margins                  ------      ------      -------     -------    -------     -------

    Other Operating
    Expenses
    Other operation            19,452      19,721       59,707      57,116     80,228      74,720
    Maintenance                 1,663       1,816        4,792       4,924      6,545       6,366

    Restructuring and
    other non-recurring             -           -        8,591           -      9,514           -
    charges

    Depreciation and            4,981       4,479       14,883      12,901     19,428      16,691
    amortization

    Other taxes                 1,727       1,877        4,907       4,726      6,408       6,108
    Income taxes               (1,246)     (1,494)       5,159       7,945       (694)      5,742
                               ------      ------       ------      ------     ------      ------

      Total other              26,577      26,399       98,039      87,612    121,429     109,627
      operating expenses       ------      ------       ------      ------    -------     -------

    Operating Income            2,380       1,731       23,737      26,447     23,123      25,138

    Other Income and              153         (37)         363         311        565         493
    (Expense), Net

    Interest Expense            4,729       3,928       13,764      11,322     18,008      14,863
                               ------      ------       ------      ------     ------      ------

    Net Income (Loss)         $(2,196)    $(2,234)     $10,336     $15,436     $5,680     $10,768
                               ======      ======       ======      ======      =====      ======

    Net Income (Loss) Per
    Share of Common Stock      $(0.24)     $(0.25)       $1.13      $1.83        $0.62      $1.28
                                 ====        ====         ====       ====         ====       ====

    Dividend Per Share of
      Common Stock              $0.225       $0.40      $0.675      $1.20       $1.075      $1.60
                                 =====        ====       =====       ====        =====       ====

    Weighted Average
    Number of Shares of
    Common Stock             9,164,110   8,881,251   9,155,500  8,453,741    9,142,818  8,384,909
    Outstanding              =========   =========   =========  =========    =========  =========


                 See the notes to the consolidated financial statements

                       NUI Corporation and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                                   June 30,    September 30,
                                                     1995           1994
                                                   (Unaudited)       (*)

    ASSETS
    Utility Plant
    Utility plant, at original cost                  $588,027    $566,982

    Accumulated depreciation and amortization        (183,130)   (173,894)
    Unamortized plant acquisition adjustments          35,560      33,604
                                                      -------      ------
      Net utility plant                               440,457     426,692
                                                      -------     -------

    Funds for Construction Held by Trustee             17,589      26,906
                                                      -------      ------
    Investments in Marketable Securities                3,656       3,468
                                                       ------      ------

    Current Assets
    Cash                                                4,496       5,637
    Accounts receivable                                36,120      38,786
    Allowance for doubtful accounts                    (2,216)     (1,368)
    Fuel inventories, at average cost                  17,329      28,616
    Prepayments and other                              24,841      14,233
                                                       ------      ------
      Current assets                                   80,570      85,904
                                                       ------      ------
    Deferred Charges and Other Assets                  64,143      58,678
                                                       ------      ------
                                                     $606,415    $601,648
                                                      =======     =======

    CAPITALIZATION AND LIABILITIES
    Capitalization
    Common shareholders' equity                      $147,618   $142,768
    Preferred stock                                         -          -
    Long-term debt                                    222,093    160,928
                                                      -------     ------
      Capitalization                                  369,711    303,696
                                                      -------    -------

   Capital Lease Obligations                           11,093     11,932
                                                       ------     ------
    Current Liabilities
    Current portion of long-term debt and
    capital lease obligations                           10,336      2,761
    Notes payable to banks                              16,100    110,125
    Accounts payable, customer deposits and
    accrued liabilities                                 61,944     53,476
    General taxes                                        1,498      1,170
    Federal income taxes                                 7,576      6,079
                                                        ------     ------
      Current liabilities                               97,454    173,611
                                                        ------    -------

    Deferred Credits and Other Liabilities
    Deferred Federal income taxes                       53,483     50,066
    Unamortized investment tax credits                   7,218      7,570
    Other liabilities                                   67,456     54,773
                                                        ------     ------
      Deferred credits and other liabilities           128,157    112,409
                                                       -------    -------
                                                      $606,415   $601,648
                                                       =======    =======


<F1>
     * Derived from audited financial statements

                        See the notes to consolidated financial statements


                       NUI Corporation and Subsidiaries
               Consolidated Statement of Cash Flows (Unaudited)
                            (Dollars in thousands)
                                  Nine Months Ended   Twelve Months Ended
                                       June 30,              June 30,
                                   1995       1994        1995     1994

     Operating Activities

     Net income                  $10,336    $15,436     $5,680   $10,768
     Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
       Depreciation and
       amortization               15,809     13,910     20,672    17,999

       Deferred Federal income
       taxes, net                  2,484      3,922      5,455     4,484

       Amortization of
       deferred investment tax
       credits                      (352)      (341)      (487)     (461)

       Non-cash portion of
       restructuring and other
       non-recurring charges       5,116          -      5,799         -

       Other                       3,515      2,145      4,296     4,368

     Effect of changes in:
       Accounts receivable,
       net                         3,514     (9,717)     7,507    (2,882)
       Fuel inventories           11,287      9,679      1,415    (3,794)
       Deferred cost of gas        8,292     10,423      2,201     5,475
       Accounts payable,
       deposits and accruals       4,968        440      6,323    (2,264)
       Gross receipts and
       franchise taxes            (6,173)   (12,467)    (3,986)  (10,319)
       Other                      (8,354)    (2,268)   (13,072)   (5,985)
                                   -----      -----     ------     -----
     Net cash provided by         50,442      31,162    41,803    17,389
     operating activities         ------      ------    ------    ------

     Financing Activities
     Proceeds from sales of
     common stock                  1,135      4,567      2,891     5,426
     Purchases of treasury
     stock                          (314)         -       (314)        -
     Dividends to shareholders    (6,222)   (10,194)    (9,864)  (13,464)
     Proceeds from issuance of
     long-term debt               70,000          -    136,500    30,000
     Funds for construction
     held by trustee, net          9,972      8,430       (551)   12,445
     Repayments of long-term
     debt                         (1,129)    (1,937)   (53,351)  (17,637)
     Principal payments under
     capital lease obligations    (1,364)    (1,548)    (1,871)   (1,996)

     Net short-term borrowings   (94,025)     5,868    (66,000)   14,718
     (repayments)                 ------      -----     ------    ------

     Net cash provided by
     (used for) financing        (21,947)     5,186      7,440    29,492
     activities                   ------      -----      -----    ------

     Investing Activities
     Cash expenditures for
     utility plant               (28,839)   (35,669)   (46,771)  (46,649)
     Proceeds from sales of
     marketable securities             -        659          -       668
     Proceeds from sale of
     assets                            -          -      1,610         -
     Other                          (797)    (1,172)    (1,625)   (1,598)
                                     ---     -----      -----     -----

     Net cash (used for)         (29,636)   (36,182)   (46,786)  (47,579)
     investing activities         ------     ------     ------    ------

     Net increase (decrease)
     in cash                     $(1,141)      $166     $2,457     $(698)

     Cash
     At beginning of period       $5,637     $1,873     $2,039    $2,737
                                   -----      -----      -----     -----
     At end of period             $4,496     $2,039     $4,496    $2,039
                                   =====      =====      =====     =====

     Supplemental Disclosures
     of Cash Flows
     Income taxes paid
     (refunds received), net       $(735)      $666      $(735)     $574
     Interest paid               $13,543    $14,376    $16,764   $15,662



                 See the notes to the consolidated financial statements




                           NUI Corporation and Subsidiaries
                      Notes to Consolidated Financial Statements



     1.      Basis of Presentation

             The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation ("NUI" or the "Company"). The Company, through its New Jersey and Southern divisions, has utility operations in six states. The Southern Division was formed effective April 1, 1995 through the consolidation of the Company's Florida and Pennsylvania & Southern Gas Company ("PSGS") operations (see Note 3). PSGS, which has operations in North Carolina, Maryland, Pennsylvania and New York, was acquired on April 19, 1994 ("PSGS Merger").

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

             The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

             Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to carry its investments in marketable securities at their current market value. As of June 30, 1995, the market value of the Company's investments in marketable securities exceeds their cost by approximately $98,000, which unrealized gain is reflected net of deferred income taxes in the accompanying consolidated balance sheet as a component of common shareholders' equity.

     2.      Common Shareholders' Equity

             The components of common shareholders' equity were as follows (dollars in thousands):



                                                      June 30,    September 30,
                                                        1995          1994

      Common stock, no par value                      $138,957       $138,082

      Retained earnings                                 10,814          6,700
      Valuation of marketable securities                    61              -
      Unearned employee compensation - ESOP             (1,103)        (1,217)
                                                         -----          -----
      Total common shareholders' equity               $147,618       $142,768
                                                       =======        =======


     3.      Restructuring and Other Non-Recurring Charges

             During the nine-month period ended June 30, 1995, the Company incurred approximately $8.6 million of non-recurring charges for, among other things, the implementation of an early retirement program and the consolidation of its Florida and PSGS operations.

             In November 1994, the Company offered an early retirement program to approximately 10% of its employees. The program, which became effective on April 1, 1995, was accepted by 95 of the eligible 112 employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recorded a special termination charge of approximately $4.1 million. This charge relates to the 80 New Jersey Division employees who opted for the program. In addition, the Company recorded approximately $0.8 million of other benefit expenses associated with these employees. The Southern Division deferred, pending regulatory recovery, a charge of approximately $0.6 million for special termination benefits for its 15 employees who opted for the program.

             Effective April 1, 1995, the Company consolidated its Florida and PSGS divisions to form a new NUI Southern Division. The Southern Division is headquartered in Hialeah, Florida. As a result, PSGS headquarters in Sayre, Pennsylvania will be closed by the end of the calendar year. The Company incurred a charge of approximately $2.6 million for severance and other expenses associated with the consolidation of the two divisions.

             In addition, the Company incurred a charge of approximately $0.8 million to write down certain regulatory assets as a result of the November 1994 settlement of the Company's Florida rate case (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters").


     4.      Contingencies

             Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection (the "NJDEP") and other federal and state agencies.

             The Company owns, or previously owned, certain properties on which manufactured gas plants ("MGP") were operated by the Company or by other parties in the past. Coal tar residues are present on the six MGP sites located in the New Jersey Division. The Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (the "NJBPU"). In 1991, the NJDEP issued an Administrative Consent Order for an MGP site located at South Street in Elizabeth, New Jersey wherein the Company agreed to conduct a remedial investigation and to design and implement a remediation plan. In 1992 and 1993, the Company entered into a Memorandum of Agreement with the NJDEP for each of the other five New Jersey Division MGP sites. Pursuant to the terms and conditions of the Administrative Consent Order and the Memoranda of Agreement, the Company is conducting remedial activities at all six sites with oversight from the NJDEP.

             PSGS owned ten former MGP facilities, only three of which PSGS currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. No provision had been made, prior to the PSGS Merger, in PSGS' financial statements for environmental remediation. PSGS has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the "MGP Group"). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Division of Environment, Health and Natural Resources ("NCDEHNR") to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are owned by PSGS.

             In order to quantify the potential future expenditures for all MGP sites, the Company, with the aid of environmental consultants, assesses the probability and costs associated with conducting investigative activities at each of the Company's sites, as well as implementing appropriate remedial actions. Based on the Company's most recent assessment, as of June 30, 1995, the Company has recorded a total reserve for probable environmental investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve, which includes probable remediation costs for 7 of the Company's 16 MGP sites, is net of approximately $5 million which will be borne by a prior owner and operator of two of the New Jersey sites in accordance with a cost sharing agreement. The Company is not able at this time to determine the extent of contamination, if any, at the other sites, the requirement for remediation if contamination is present, or the costs associated with remediation. Based on currently available information and assessments, the Company believes it is reasonably possible that costs associated with all of its sites may exceed current reserves by an amount of up to $21 million.

             The Company believes that certain of its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the New Jersey Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $33 million as of June 30, 1995, reflecting the future recovery of environmental remediation liabilities related to the New Jersey Division MGP sites. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates. The Company intends to seek recovery of the PSGS environmental liabilities from ratepayers in the PSGS states, former owners and operators, and insurance carriers. Since the Company is not able at this time to determine the extent of recovery, if any, as of June 30, 1995, the Company recorded an amount of $3.7 million as an additional plant acquisition adjustment, of which approximately $1.8 million was recorded during the second quarter of fiscal 1995.

             Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.




                                       NUI Corporation and Subsidiaries
                                      Summary Consolidated Operating Data



                                   Three Months Ended    Nine Months Ended    Twelve Months Ended
                                        June 30,              June 30,             June 30,
                                     1995       1994       1995       1994       1995       1994
           Operating Revenues
           (Dollars in
           thousands):
           Firm Sales:
             Residential            $24,115    $32,982   $149,414   $167,316   $171,195    $186,774
             Commercial              13,428     18,108     82,523     94,073     94,528     105,374
             Industrial               4,117      5,185     16,568     20,907     21,455      25,257
           Interruptible sales        9,666     13,577     32,446     35,855     48,063      48,800
           Off-system sales           1,296          -      6,552      1,147      6,895       1,666
           Transportation
           services                   4,540      3,575     13,218      9,818     16,673      12,682

           Appliance leasing,         1,812      1,320      4,715      3,771      6,026       5,000
           fees and other             -----      -----      -----      -----      -----       -----
                                    $58,974    $74,747   $305,436   $332,887   $364,835    $385,553
                                     ======     ======    =======    =======    =======     =======

           Gas Sold or
           Transported (MMcf):
           Firm Sales:
             Residential              3,507      3,432     19,349     20,404     21,502      22,302
             Commercial               2,874      2,748     13,652     14,090     15,743      15,948
             Industrial               1,187      1,131      4,124      4,182      5,258       5,112
           Interruptible sales        3,661      4,917     11,925     11,208     17,724      15,418
           Off-system sales             542          -      3,039        583      3,220         895

           Transportation             5,460      4,534     16,325     12,311     20,635      16,312
           services                   -----      -----     ------     ------     ------      ------
                                     17,231     16,762     68,414     62,778     84,082      75,987
                                     ======     ======     ======     ======     ======      ======


           Average Customers
           Served:
           Firm:
             Residential            329,835    322,452    328,667    309,404    327,133     306,991
             Commercial              24,670     23,985     24,551     22,387     24,348      22,200
             Industrial                 396        403        395        377        396         378
           Interruptible sales          107        118        106        106        106         107

           Transportation               187        119        159        106        154         103
           services                 -------    -------    -------   --------    -------     -------
                                    355,195    347,077    353,878    332,380    352,137     329,779
                                    =======    =======    =======    =======    =======     =======

           Degree Days:
           New Jersey
             Actual                     515        387      4,294      4,935      4,303       4,990
             Normal                     538        538      4,936      4,936      4,978       4,978

           Percentage variance
           from normal                 4.3%      28.1%        13%          -      13.6%           -
                                     warmer     warmer     warmer     normal     warmer      normal

           North Carolina
            Actual                      235        289      3,354      3,884      3,376       3,909
            Normal                      288        288      3,862      3,862      3,874       3,874

           Percentage variance
           from normal                18.4%          -      13.2%          -      12.9%           -
                                     warmer     normal     warmer     normal     warmer      normal


           Average Number of
           Employees                  1,050      1,197      1,122      1,069      1,139       1,066

           Ratio of Earnings to
           Fixed Charges
           (Twelve-months only)                                                    1.22        1.89


                                   NUI Corporation and Subsidiaries
                   Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations


             The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation ("NUI" or the "Company"). The
Company, through its New Jersey and Southern divisions, has utility operations in six states. The Southern Division was formed effective April 1, 1995 through the consolidation of the Company's Florida and Pennsylvania &
Southern Gas Company ("PSGS") operations (see Note 3 of the Notes to the
Consolidated Financial Statements).  PSGS, which has operations in North
Carolina, Maryland, Pennsylvania and New York, was acquired on April 19,
1994 ("PSGS Merger"). Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     Results of Operations

     Three-Month Periods Ended June 30, 1995 and 1994

     Net Loss. The Company incurred a net loss of $2.196 million, or $0.24 per share, for the three-month period ended June 30, 1995, as compared with a net loss of $2.234 million, or $0.25 per share, for the three-month period ended
June 30, 1994. The third quarter is historically a period of seasonally low demand for natural gas for heating, resulting in a net loss. The results for the 1995 quarter were slightly improved as compared to the 1994 quarter, primarily due to an increase in operating margins, offset by an increase in interest expense.

   Operating Revenues and Operating Margins. The Company's operating revenues decreased by $15.8 million, or 21%, for the three-month period ended June 30, 1995 as compared with the three-month period ended June 30, 1994. The decrease is primarily due to an $11.3 million refund to New Jersey Division customers in the 1995 quarter as a result of lower than projected gas prices incurred in fiscal 1995 (see "Regulatory Matters"). The 1995 quarter also reflects lower sales due to the impact of a sustained warm Winter in the Company's northern service territories which affected customers' consumption into the Spring, decreased revenues to interruptible customers due to lower gas prices and less sales to a large electric customer, and to the effect of gas cost adjustment clauses. Gas cost adjustment clauses enable the Company to pass through to its customers, via periodic adjustments to amounts billed, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Partially offsetting these decreases were the effects of base rate and appliance leasing rate increases in Florida (see
"Regulatory Matters"), an increase in sales to off-system customers and other customer growth. The Company's total average number of customers served increased 8,118, or 2%, for the three-month period ended June 30, 1995 as compared to the 1994 period.

   The Company's operating margins increased by $0.8 million, or 3%, for the three months ended June 30, 1995 as compared with the prior year period. The increase principally reflects base rate and appliance leasing rate increases in Florida and customer growth. Partially offsetting these increases was the effect of the sustained warm weather during the Winter which lasted into the Spring. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. There was no significant weather normalization adjustment for the three-month period ended June 30, 1995 since the clauses are not in effect during most of the Spring. The weather normalization clause increased operating margins by approximately $0.9 million for the three-month period ended June 30, 1994 due to the effect of warmer-than-normal weather.

    Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $0.1 million for the three-month period ended June 30, 1995 as compared with the three-month period ended
June 30, 1994. The decrease principally reflects lower labor and employee benefits costs as a result of the Company's early retirement program (see
Note 3 of the Notes to the Consolidated Financial Statements) and other workforce reductions. These cost reductions were partially offset by higher depreciation expense due to additional plant in service. The increase in income taxes was due to the reversal in the 1994 quarter of approximately $0.2 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

     Interest Expense. Interest expense for the three-month period ended
June 30, 1995 increased by approximately $0.8 million as compared with the three-month period ended June 30, 1994, as a result of both higher short-term interest rates and higher average outstanding borrowings. These increases were partially offset by a decrease in average long-term interest rates due to the refinancing of $46.5 million of the Company's 11% and 11.25% Gas Facilities
Revenue Bonds at an interest rate of 6.35%.

  Nine-Month Periods Ended June 30, 1995 and 1994

     Net Income. Net income for the nine-month period ended June 30, 1995 was $10.3 million, or $1.13 per share, as compared with net income of $15.4 million, or $1.83 per share, for the nine-month period ended June 30, 1994.
The decrease is primarily due to non-recurring charges which, on an after-tax basis, were approximately $5.6 million, or $0.61 per share, and higher interest expense. Partially offsetting these decreases was approximately $1.6 million of additional net income, excluding non-recurring charges, attributable to the inclusion of PSGS in the entire 1995 period results.
Absent all non-recurring charges, net income for the 1995 period would have been $15.9 million, or $1.74 per share.

    Net income per share in the current period was also affected by the increased average number of outstanding shares of NUI common stock over the prior year period. This increase is primarily due to the issuance of 683,443 shares of NUI common stock as a result of the PSGS Merger.

   Operating Revenues and Operating Margins. The Company's operating revenues for the nine-month period ended June 30, 1995 decreased approximately $27.5 million, or 8%, as compared with the nine-month period ended June 30, 1994.
The decrease principally reflects the effects of weather in New Jersey that was 13% warmer than both the prior year period and normal, and refunds totalling
$13.9 million to New Jersey Division customers (see "Regulatory Matters"). The warmer weather resulted in decreased sales to heating customers and lower revenues from industrial customers who were able to remain on transportation service due to the continuous availability of gas supply from third-party providers throughout the current period's heating season. Operating revenues were also reduced by decreased sales to interruptible customers due to lower gas prices and the effect of gas cost adjustment clauses. Partially offsetting these decreases were approximately $19.9 million of additional operating revenues from the inclusion of PSGS in the entire 1995 period results, the effects of base rate and appliance leasing rate increases in Florida, increased sales to off-system customers and other customer growth.
The Company's average number of customers served increased by 21,498, or 6.5%, including 16,883 heating customers. Excluding customers acquired as a result of the PSGS Merger, the average number of customers increased approximately 2%.

    The Company's operating margins increased by $7.7 million, or 7%, for the nine-month period ended June 30, 1995 as compared with the nine-month period ended June 30, 1994. The increase was principally the result of the inclusion of PSGS for the entire 1995 period results, increases in the number of customers served, and the base rate and appliance leasing rate increases in Florida. Partially offsetting these increases was the effect of the warmer-than-normal weather in New Jersey in the 1995 period not fully recovered through the weather normalization clause. Through the Company's weather normalization clauses, operating margins were increased by approximately $4.5 million for the nine-month period ended June 30, 1995. There was no adjustment to operating margins for the nine-month period ended June 30, 1994, as the weather fell within the normal range.

     Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $13.2 million, or 17%, for the nine-month period ended June 30, 1995 as compared with the nine-month period ended June 30, 1994. The increase is primarily the result of approximately $8.6 million of non-recurring pre-tax charges discussed in Note 3 of the Notes to the Consolidated Financial Statements, an additional $4.5 million of other pre-tax operating expenses from the inclusion of PSGS in the entire 1995 period results, and an increase in depreciation expense due to additional plant in service. Partially offsetting these increases were lower labor and employee benefits costs as a result of the Company's early retirement program and other workforce reductions. The decrease in income taxes was due to lower pre-tax income.

   Interest Expense. Interest expense for the nine-month period ended June 30, 1995 increased by approximately $2.4 million, as compared with the nine-month period ended June 30, 1994, for the reasons discussed under "Three-Month
Periods Ended June 30, 1995 and 1994 - Interest Expense".

Twelve-Month Periods Ended June 30, 1995 and 1994

   Net Income. Net income for the twelve-month period ended June 30, 1995 was $5.7 million, or $0.62 per share, as compared with net income of $10.8 million, or $1.28 per share, for the twelve-month period ended June 30, 1994. The decrease is primarily due to non-recurring charges (including an additional
$0.9 million of charges recorded in the fourth quarter of fiscal 1994) which, on an after-tax basis, were approximately $6.1 million, or $0.67 per share, and higher interest and depreciation costs. Partially offsetting these decreases was approximately $1.3 million of additional net income, excluding non-recurring charges, from the inclusion of PSGS in the entire 1995 period results, and the reversal of approximately $1.6 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

    Net income per share for the twelve-month period ended June 30, 1995 was also affected by the increased average number of outstanding shares of NUI common stock as compared to the 1994 period. This increase is primarily due to the issuance of 683,443 shares of NUI common stock as a result of the PSGS
Merger.

    Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended June 30, 1995 decreased approximately $20.7 million, or 5%, as compared with the twelve-month period ended June 30, 1994, principally due to the effects of weather in New Jersey that was 14% warmer than both the prior year period and normal. Operating revenues were also reduced as a result of refunds to New Jersey Division customers and the effect of gas cost adjustment clauses. Partially offsetting these decreases were additional revenues from the inclusion of PSGS for the entire 1995 period results, base rate and appliance leasing rate increases in Florida and other customer growth.

    The Company's operating margins increased by $9.8 million, or 7%, for the twelve-month period ended June 30, 1995 as compared with the 1994 period. The increase is principally the result of the inclusion of PSGS for the entire 1995 period results, increases in the number of customers served and the base rate and appliance leasing rate increases in Florida. Through the Company's weather normalization clauses, operating margins were increased by approximately $4.5 million for the twelve-month period ended June 30, 1995.
There was no adjustment to operating margins for the twelve-month period ended June 30, 1994, as the weather fell within the normal range.

   Other Operating Expenses. The Company's other operating expenses, before income taxes, for the twelve-month period ended June 30, 1995 increased by approximately $18.2 million, or 18%, as compared with the twelve-month period ended June 30, 1994. The increase is primarily attributable to non-recurring pre-tax charges of $9.5 million as previously discussed (including approximately $0.9 million of charges related to the write-off of certain non-recoverable deferred charges and certain Southern Division restructuring costs recorded in the fourth quarter of fiscal 1994). The increase also includes an additional $6.5 million of other pre-tax operating expenses from the inclusion of PSGS in the entire 1995 period results, and an increase in depreciation expense. Partially offsetting these increases were lower labor and employee benefits costs due to the Company's early retirement program and other workforce reductions. The decrease in income taxes was due to lower pre-tax income, as well as the reversal, recorded in the fourth quarter of fiscal 1994, of approximately $1.6 million of income tax reserves no longer required as a result of management's review of necessary reserve levels.

   Interest Expense. Interest expense for the twelve-month period ended
June 30, 1995 increased by approximately $3.2 million as compared with the twelve-month period ended June 30, 1994, for the reasons discussed under "Three-Month Periods Ended June 30, 1995 and 1994 - Interest Expense".

   Regulatory Matters

   On November 4, 1994, the New Jersey Board of Public Utilities (the "NJBPU") approved a petition filed by the New Jersey Division to reduce its annual gas cost adjustment clause revenues by approximately $11.9 million. The decrease reflected the Company's projections for lower gas costs in fiscal 1995 and had no effect on the Company's operating margins. The NJBPU also approved refunds to customers of approximately $2.6 million, which were made in the first quarter of fiscal 1995, and $11.3 million, which were made in the third quarter of fiscal 1995, as a result of lower than projected gas prices incurred in fiscal 1994 and fiscal 1995. On July 27, 1995, the New Jersey
Division filed a petition with the NJBPU to further reduce its annual gas cost adjustment clause revenues by approximately $13.7 million, and to refund to customers approximately $2.8 million. The decrease reflects the Company's projections for lower gas costs over the coming year. Action by the NJBPU is expected in the Fall of 1995.

   On November 29, 1994, the Florida Public Service Commission (the "FPSC") voted to authorize the Company to increase its base rates in Florida by $1.6 million annually (the "FPSC Order"). The FPSC Order provides for a rate base amounting to approximately $82.6 million with an overall after-tax rate of return of 7.26%. In addition, the FPSC Order provides for several tariff changes designed to promote growth in developing markets for natural gas, and approved the deregulation of the Florida operation's leased appliance business which consists of leasing water heaters, clothes dryers and ranges to customers to promote natural gas usage in the residential market.

   In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales services to New
Jersey Division commercial and industrial customers. The new tariffs became effective on January 1, 1995. The new tariffs are designed to be neutral on the operating margins of the Company.

   On February 17, 1995, the Company filed a request with the North Carolina
Utilities Commission (the "NCUC") for a base rate increase for its North
Carolina operations. The proposed rate modification would increase the Company's annual revenues by approximately $770,000. A decision by the NCUC on the Company's request is expected during the fourth quarter of fiscal 1995.
There can be no assurances that the Company's rate request will be granted or, if granted, that the Company will receive the full amount requested.

Financing Activities and Resources

   The Company's net cash provided by operating activities was $50.4 million and $41.8 million for the nine- and twelve-month periods ended June 30, 1995, respectively, as compared with $31.2 million and $17.4 million for the nine- and twelve-month periods ended June, 1994, respectively. The improved cash flows for the 1995 periods primarily reflect accelerated collections of customer accounts receivable, and a lower level of payments in fiscal 1995 for New
Jersey Division gross receipts and franchise taxes; the 1994 payment included an additional amount representing almost a half year's tax liability as a result of a change in the payment schedule by the State.

   Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

  Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $67.6 million at 5.9% for the nine-month period ended June 30, 1995 and $77.7 million at 3.8% for the nine-month period ended June 30, 1994.
The weighted average daily amount of notes payable to banks decreased principally due to the issuance of $70 million of Medium-Term Notes in fiscal 1995, which were used to repay short-term debt, partially offset by borrowings to finance portions of the Company's construction expenditures.
At June 30, 1995, the Company had outstanding notes payable to banks amounting to $16.1 million and available unused lines of credit amounting to $151.9 million. Notes payable to banks as of June 30, 1995, decreased as compared to the balance outstanding at September 30, 1994, due to the issuance of the Medium-Term Notes and to positive seasonal cash flows.

    In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. On February 16, 1995, the Company issued $50 million aggregate principal amount of Medium-Term Notes, Series A, with a stated maturity date of February 1, 2005 and an interest rate of 8.35%. On
May 25, 1995, the Company issued an additional $20 million of Medium-Term
Notes, Series A, with a stated maturity date of August 1, 2002 and an interest rate of 7.125%. The net proceeds from these Medium-Term Notes were used to repay short-term debt. The Company anticipates issuing additional securities subject to the shelf registration from time to time, depending upon the Company's needs and prevailing market conditions. The Company intends to use the proceeds from the sale of any additional securities subject to the shelf registration to discharge outstanding debt obligations of the Company, to finance the Company's capital expenditures and for general corporate purposes.

   Long-Term Debt and Funds for Construction Held by Trustee. On July 17, 1995, the Company completed an early redemption of its remaining $8.7 million of First Mortgage Bonds. The Bonds carried coupon rates of 8% and 8.5% and were redeemed with proceeds from short-term debt. The Company paid approximately
$0.3 million premium to complete the early redemption.

   The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 1995, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $13.7 million and is classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

   Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's common stock investment plan, and various employee benefit plans. The proceeds of such issuances amounted to $1.1 million for the nine-month period ended June 30, 1995 and $4.6 million for the nine-month period ended June 30, 1994, and were used primarily to reduce outstanding short-term debt. Effective in December 1994, these common stock plans commenced purchasing shares on the open market to fulfill the plans' requirements. Under the terms of the plans, the Company may change the method of purchasing shares, no more frequently than every twelve months, from open market purchases to purchases directly from the Company, or vice versa.

   Dividends. On October 26, 1994, January 24, 1995 and April 25, 1995, the
Company declared quarterly dividends of $0.225 per share. The rate in prior quarters had been $0.40 per share.

Capital Expenditures and Commitments

  Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $26 million for the nine-month period ended June 30, 1995 as compared with $36.5 million for the nine-month period ended June 30, 1994. Capital expenditures are expected to be approximately $40 million for all of fiscal 1995, as compared with a total of $55.8 million in fiscal 1994.

  The Company owns or previously owned six former manufactured gas plant
("MGP") sites  in the New Jersey Division and ten MGP sites in the Southern
Division. In order to quantify the potential future expenditures for all MGP sites, the Company, with the aid of environmental consultants, assesses the probability and costs associated with conducting investigative activities at each of the Company's sites, as well as implementing appropriate remedial actions. Based on the Company's most recent assessment, as of June 30, 1995, the Company has recorded a total reserve for probable environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate 7 of the Company's 16 MGP sites. The Company is not able at this time to determine the extent of contamination, if any, at the other sites, the requirement for remediation if contamination is present, or the costs associated with remediation. Based on currently available information and assessments, the Company believes it is reasonably possible that costs associated with all of its sites may exceed current reserves by an amount of up to $21 million.
The Company believes that certain of its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers and former owners and operators of the sites.
Since the Company is not able at this time to determine the extent of recovery, if any, as of June 30, 1995, the Company recorded $3.7 million as an additional plant acquisition adjustment, of which approximately $1.8 million was recorded during the second quarter of fiscal 1995. For a further discussion of environmental matters, see Note 4 of the Notes to the Consolidated Financial
Statements.

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

   The implementation of the Federal Energy Regulatory Commission's ("FERC")
Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $6.5 million of such costs through June 30, 1995, which the Company has been authorized to recover through its gas cost adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $9.7 million and will also be recovered through the Company's gas cost adjustment clauses. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

   As of June 30, 1995, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $8.8 million for the remainder of fiscal 1995, $0.1 million in fiscal 1996, $0.1 million in fiscal 1997, $30.1 million in fiscal 1998 and $0.1 million in fiscal 1999. The remaining balance due for fiscal 1995 includes approximately $8.7 million for the early redemption of the Company's First Mortgage Bonds (see "Financing Activities and
Resources - Long-Term Debt and Funds for Construction Held by Trustee").
Accordingly, this amount is classified as a current liability in the consolidated balance sheet.








                                          PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

     (a)        Exhibits.

     Exhibit
       No.     Description of Exhibit                     Reference

       27      Financial Data Schedule                    Filed herewith

     (b)  Reports on Form 8-K

          None







                                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NUI CORPORATION


August 11, 1995                                 JOHN KEAN, JR.
                                                President and Chief Executive
                                                Officer


August 11, 1995                                 ROBERT J. CLANCY, JR.
                                                Principal Accounting Officer






