Form 10-K405
period 1995-09-30
NUI CORP
filed 1995-12-22
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended September 30, 1995    Commission File # 1-8353

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

                                       X

   The aggregate market value of 8,002,651 shares of common stock held by non-affiliates of the registrant calculated using the $16.50 per share closing price on November 30, 1995 was: $132,043,742.

   The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1995:

   Common Stock, No Par Value: 9,201,237 shares outstanding.

   Documents incorporated by reference: NUI Corporation's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1995.


                                NUI Corporation

                      Annual Report on Form 10-K For The
                     Fiscal Year Ended September 30, 1995

                               TABLE OF CONTENTS



                                    PART I
                                                                       Page
   Item 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . .  1
   Item 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . .  9
   Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  9
   Item 4. Submission of Matters to a Vote of Security Holders . . . . .  9

                                    PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
   Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . 11
   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . 13
   Item 8. Financial Statements and Supplementary Data . . . . . . . . . 20
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . 20

                                   PART III

   Item 10. Directors and Executive Officers of the Registrant . . . . . 20
   Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . 20
   Item 12. Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . 20
   Item 13. Certain Relationships and Related Transactions . . . . . . . 20

                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 21


                                NUI Corporation

                      Annual Report on Form 10-K for the
                     Fiscal Year Ended September 30, 1995



                                    PART I

   Item 1. Business

          NUI Corporation ("NUI" or the "Company") was incorporated in New Jersey in 1969, and is engaged primarily in the sale and transportation of natural gas. The Company serves more than 354,000 utility customers in six states through its Northern and Southern operating divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division was formed effective April 1, 1995 through the consolidation of the Company's City Gas Company of Florida and Pennsylvania & Southern Gas Company ("PSGS") operations (see Note 3 of the Notes to the Consolidated Financial Statements). PSGS, which operated as North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New
   York), was acquired by the Company on April 19, 1994 (see Note 2 of the Notes to the Consolidated Financial Statements).

          In addition to its gas distribution operations, the Company provides gas sales and related services through its Natural Gas Services, Inc. subsidiary, and bill processing and related customer services for utilities and municipalities through its Utility Billing Services, Inc. subsidiary.

           The principal executive offices of the Company are located at 550 Route 202-206, Box 760, Bedminster, NJ 07921-0760; telephone:
   (908) 781-0500.


   Territory and Customers Served

          See Item 6 - "Selected Financial Data-Summary Consolidated Operating Data" for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average utility customers served. The Company's utility operations serve more than 354,000 customers, of which approximately 67% are in New Jersey and 33% are in the Southern Division states. Approximately 54% of the Company's customers are residential and commercial customers that purchase gas primarily for space heating. The Company's operating revenues for fiscal 1995 amounted to $376.4 million, of which approximately 76% was generated in New Jersey, and 24% was generated by operations in the Southern Division states. Gas volumes sold or transported in fiscal 1995 amounted to 85.9 million Mcf, of which approximately 80% was sold or transported in New Jersey, and 20% was sold or transported in the Southern Division states. An Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas.


          Northern Division The Company, through its Northern Division, provides gas service to approximately 237,000 customers in franchised territories within seven counties, or portions thereof, in central and northwestern New Jersey. The Northern Division's 1,300 square-mile service territory has a total population of approximately 950,000. Most


   of the Northern Division's customers are located in densely-populated central New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating.

          The Northern Division's gas volumes sold or transported and customers served for the past three fiscal years were as follows:
              Gas Volumes Sold or Transported (in thousands of
              Mcf)

                                       1995     1994      1993
              Firm Sales:
                Residential         17,855   20,315    19,115
                Commercial          10,275   11,528    10,463
                Industrial           4,595    5,025     4,781
              Interruptible
               Sales                15,440   14,156    12,345
              Unregulated Sales      1,044       --        --
              Transportation        17,202   14,367    15,459
              Services              ------   ------    ------
              Total                 66,411   65,391    62,163
                                    ======   ======    ======

                    Customers Served (twelve-month average)

                                       1995     1994      1993
              Firm Sales:
                Residential        159,191  155,473   151,621
                --Heating
                Residential--       59,688   61,012    62,520
                Non-heating
                Commercial          17,350   16,966    16,588
                Industrial             349      360       377
              Interruptible
               Sales                    75       74        75
              Transportation           138       94        85
              Services             -------  -------   -------
              Total                236,791  233,979   231,266
                                   =======  =======   =======

          Gas volumes sold to the Company's firm customers are sensitive to the weather in New Jersey. In fiscal 1995, the weather in New Jersey was 13% warmer than normal, thereby decreasing gas sales. Weather in fiscal 1994 was normal and was 6% warmer than normal in fiscal 1993. The Northern Division's tariff contains a weather normalization clause that is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal. For a further discussion on variations in revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          The growth in the number of residential heating customers principally reflects the Company's marketing emphasis to convert residential non-heating customers to full gas heating service. Approximately 70% of the residential heating customers added in New Jersey since 1991 represented homes that were converted to gas heating from other forms of space heating and the remainder consisted of new homes. Approximately 40 new residential developments are at various


   stages of the approval process before municipal planning boards throughout the Northern Division's service territory.

          As discussed further under "Regulation", effective January 1, 1995, the New Jersey Board of Public Utilities (the "NJBPU") authorized new tariffs which are designed to provide for the unbundling of natural gas transportation and sales service to commercial and industrial customers. As of September 30, 1995, 165 commercial sales customers had switched to transportation service under the new tariff. Despite the transfers to transportation service, the number of commercial customers increased reflecting the Company's marketing emphasis on commercial conversions. In fiscal 1995, 35 schools and 588 businesses, which are subject to New Jersey legislation requiring the registration, systematic testing and monitoring of underground fuel oil and propane storage tanks, converted to gas heating systems or switched from interruptible service to commercial firm service. In addition, changing economic conditions, coupled with environmental concerns and legislation, are creating a market for natural gas for large commercial air conditioning units and compressed natural gas fleet vehicles. The Company also has an economic development program to help spur economic growth and jobs creation which provides grants and reduced rates for qualifying businesses that start up, relocate or expand within designated areas.

          The Company's industrial customers also have the ability to switch to transportation service and purchase their gas from other suppliers. The rate charged to transportation customers is less than the rate charged to firm industrial and commercial sales customers because the transportation customer rate does not include any cost of gas component. However, the operating margins from both rates are substantially the same.

          The Northern Division's "interruptible" customers have alternative energy sources and use gas on an "as available" basis. Variations in the volume of gas sold or transported to these customers do not have a significant current effect on the Company's earnings because, in accordance with New Jersey regulatory requirements, 90% to 95% of the margins that otherwise would be realized on gas sold or transported to interruptible customers are used to reduce gas costs charged to firm customers.

          The Company provides gas sales and transportation services comprising twenty percent of the primary fuel requirements of a 614 megawatt cogeneration facility that began commercial operation in New Jersey in July 1992 to supply electric power to New York City. In fiscal 1995, sales and transportation of gas to this customer accounted for approximately 5% of the Company's operating revenues and approximately 9% of total gas sold or transported. The Company is authorized by the NJBPU to retain a total of approximately $2.3 million of the operating margins realized from these sales over approximately four years. Through fiscal 1995, the Company realized all of this amount, of which approximately $0.6 million was realized during fiscal 1995. All future operating margins that otherwise would be realized on gas sold or transported to the facility will be used to reduce gas costs charged to firm customers.

          In order to maximize the Company's gas supply portfolio, in fiscal 1995 the Company began selling available gas supply and excess interstate pipeline capacity to third party customers and other gas service companies. The price of gas sold to these customers is not regulated by the NJBPU, however the NJBPU has authorized that 80% of the


   margins realized from these sales be used to reduce gas costs charged to firm customers.


          Southern Division

          City Gas Company of Florida ("CGF"). CGF is the second largest natural gas utility in Florida, supplying gas to over 95,000 customers in Dade and Broward Counties in south Florida, and in Brevard and St. Lucie Counties on the central eastern coast of Florida. CGF's service areas cover approximately 850 square miles and have a population of approximately 500,000.

          CGF's gas volumes sold or transported and customers served for the past three fiscal years were as follows:

               Gas Volumes Sold or Transported (in thousands of
              Mcf)

                                       1995     1994      1993
              Firm Sales:
                Residential          1,982    1,983     1,904
                Commercial           4,198    4,439     4,455
              Interruptible
               Sales                 1,533    1,958     2,186
              Transportation         1,313    1,063       980
              Services               -----    -----     -----
              Total                  9,026    9,443     9,525
                                     =====    =====     =====





                    Customers Served (twelve-month average)

                                       1995     1994      1993
              Firm Sales:
                Residential         90,960   87,194    83,541
                Commercial           4,615    4,539     4,428
              Interruptible
               Sales                    20       28        30
              Transportation            24        8         2
              Services              ------   ------    ------
              Total                 95,619   91,769    88,001
                                    ======   ======    ======

          CGF's residential customers purchase gas primarily for water heating, clothes drying and cooking. Some customers, principally in Brevard County, also purchase gas to provide space heating during the relatively mild winter season. The growth in the average number of customers from fiscal 1993 to fiscal 1995 primarily reflects new construction. In fiscal 1996, CGF will focus on developing the commercial and residential margin potential from mains currently in place while selectively expanding to future development areas.

          The Company initiated natural gas service to St. Lucie County in fiscal 1993 through the construction of a gate station interconnection with the interstate pipeline system, acquisition and conversion of an existing underground propane system and the extension of mains to


   potential growth areas within the city of Port St. Lucie. The Company substantially completed expansion of its mains in fiscal 1994. The net investment in utility plant in the city as of September 30, 1995 was $3.9 million. Of this amount, $2.4 million was included in the determination of a permanent rate increase authorized by the Florida Public Service Commission (the "FPSC") in November 1994 (see "Regulation"). As of September 30, 1995, service was provided to approximately 600 residential and commercial customers in St. Lucie County. The Company anticipates that this start-up development project will generate increased margins over time. The Company has the opportunity to seek FPSC approval to add the remainder of this start-up investment to its permanent rates as new customers are added.

          As further discussed under "Regulation", the November 29, 1994 FPSC order that authorized new permanent rates for CGF, removed the Company's leased appliance business from regulation by the FPSC. The Company raised its leasing rates effective February 1995, and in fiscal 1995, the appliance leasing operations generated operating revenues of $3.6 million and operating income before income taxes of $1.4 million. As of September 30, 1995, the Company's net investment in leased appliances amounted to $15.1 million. The Company anticipates higher returns from this business in fiscal 1996.

          CGF's commercial business consists primarily of schools, businesses and public facilities, of which the number of customers tends to increase concurrently with the continuing growth in population within its service areas. As with its residential markets, the Company is seeking to maximize the utilization of its existing mains by emphasizing marketing efforts toward potential commercial business along these lines.

          CGF's industrial customers and certain commercial customers are served under tariffs applicable to "interruptible" customers. Unlike the Company's Northern Division, CGF's interruptible customers do not generally have alternative energy sources, although their service is on an "as available" basis. The Company retains all of the operating margins from sales to these customers and does not expect any significant impact to the Company's earnings from any service interruptions which may occur.

          Certain commercial and industrial customers have converted their natural gas service from a sales basis to a transportation basis. CGF's transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales.

          North Carolina Gas Service ("NCGS"). The Company, through NCGS, provides gas service to approximately 12,600 customers in Rockingham and Stokes Counties in North Carolina, which territories comprise approximately 560 square miles. During fiscal 1995, NCGS sold or transported approximately 3.8 million Mcf of gas as follows: 20% sold to residential customers, 13% sold to commercial customers, 43% sold to industrial customers and 24% transported to commercial and industrial customers.

          Elkton Gas Service ("Elkton"). The Company, through Elkton, provides gas service to approximately 3,200 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. During fiscal 1995, Elkton sold approximately 512,000 Mcf of gas as follows: 34% sold to residential customers, 34% sold to commercial customers and 32% sold to industrial customers.


          Valley Cities Gas Service ("VCGS") and Waverly Gas Service ("WGS"). VCGS and WGS provide gas service to approximately 5,700 customers in franchised territories comprising 104 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas, respectively. During fiscal 1995, VCGS and WGS sold or transported approximately 3.7 million Mcf of gas as follows: 14% sold to residential customers, 7% sold to commercial customers, 6% sold to industrial customers and 73% transported to commercial and industrial customers.

   Gas Supply and Operations

          In recent years, the gas industry has been undergoing structural changes in response to policies of the Federal Energy Regulatory Commission (the "FERC") and local regulatory commissions designed to increase competition. Traditionally, interstate pipelines were wholesalers of natural gas to local distribution companies and generally did not provide separate transportation or other services for specific customers. In 1985, the FERC adopted Order No. 436 that encouraged interstate pipelines to make transportation of gas available to customers on a non-discriminatory basis. Such voluntary "open access" by certain interstate pipelines enhanced the opportunity for local gas distribution companies and industrial customers to purchase natural gas directly from gas producers and others. In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. In fiscal 1995, the NJBPU unbundled the rates charged to New Jersey commercial and small industrial customers as well. The transition to more competitive rates and services has the effect of increasing the opportunity for local gas distribution companies and industrial and commercial customers to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services. Although the implementation of Order No. 636 involved the restructuring of the Company's contracts with all of its pipeline suppliers, the most significant restructuring pertains to certain pipelines that together deliver less than one-third of the Company's total firm gas supply.

          Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $7 million of such costs as of September 30, 1995, which the Company has been authorized to recover through its purchased gas adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $9.1 million, which it expects to also recover through the Company's purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

          The Company endeavors to utilize its pipeline capacity efficiently by matching capacity to its load profile to the extent feasible. To this end, the Company has had a broad unbundled service tariff for certain of its customers since 1987. The Company continues to avail itself of opportunities to improve the utilization of its pipeline capacity by pursuing broad based customer growth, including off-peak


   markets, markets not on its distribution system, and utilizing capacity release provisions within Order No. 636 when operationally feasible.


          The Company's gas supply during fiscal 1995, came from the following sources: approximately 13% from purchases under contracts with primary pipeline suppliers and additional purchases under their filed tariffs; approximately 87% from purchases from various producers and gas marketers, and purchases under long-term contracts with independent producers and less than 1% from propane and liquefied natural gas ("LNG"). The Company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 1995, the Company's largest single supplier accounted for 13% of the Company's total gas purchases.

          The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to delivery, on a firm year-round basis, of up to 92.2 million Mcf of natural gas annually with a maximum of approximately 273,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

          The Company has long-term gas purchase contracts for the supply of natural gas for its system with nine suppliers, including two interstate pipeline companies, four gas marketers and three independent producers. The Company also has a long-term supply and delivery contract with an interstate pipeline. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to 45.6 million Mcf of natural gas annually with a maximum of approximately 132,000 Mcf per day. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers. In fiscal 1995, the Company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the "Co-op"). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies.

          In order to have available sufficient quantities of gas during the heating season, the Company stores gas during non-peak periods and purchases supplemental gas, including propane, LNG and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the Company with an aggregate of 15.6 million Mcf of natural gas storage capacity and provide the Company with the right to receive a maximum daily quantity of 176,100 Mcf. The contracts with cogeneration customers provide 35,800 Mcf of daily gas supply to meet peak loads by allowing the Company to take back capacity and supply that otherwise is dedicated to serve those customers.

          The Company's peak load facilities in New Jersey include a propane-air plant with a daily production capacity of 27,400 Mcf, fixed propane storage totaling 674,000 gallons and rail car sidings capable of storing an additional 300,000 gallons. The Company has an LNG storage and vaporization facility with a daily delivery capacity of 24,300 Mcf and storage capacity of 131,000 Mcf.


          The Company's maximum daily sendout in fiscal 1995 was approximately 329,800 Mcf in its Northern Division and 87,500 Mcf in the Southern Division states combined. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for the Northern Division of approximately 380,900 Mcf and approximately 122,200 Mcf for the Southern Division states combined.

          Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $78 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 9 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

          The Company is authorized by its state regulatory commissions to recover through rates (exclusive of carrying costs), surcharges from its pipeline suppliers that relate to take-or-pay obligations that the suppliers had with natural gas producers.

          The Company distributes gas through approximately 5,800 miles of steel, cast iron and plastic mains. The Company has physical interconnections with five interstate pipelines in New Jersey and one interstate pipeline in Florida. In addition, the Company has physical interconnections in North Carolina and Pennsylvania with interstate pipelines which also connect to the Northern Division. Common interstate pipelines along the Company's operating system provide the Company with greater flexibility in managing pipeline capacity and supply, and thereby optimize system utilization.

   Regulation

          The Company is subject to regulation with respect to, among other matters, rates, service, accounting and the issuance of securities. The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. The Company is also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1968, with respect to the design, installation, testing, construction and maintenance of pipeline facilities. Natural gas purchases, transportation service and storage service provided to the Company by interstate pipeline companies are subject to regulation by the FERC (see "--Gas Supply and Operations"). In addition, the Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters and to environmental regulations issued by the United States Environmental Protection Agency, the New Jersey Department of Environmental Protection and other federal and state agencies.

          The Company's current rates and tariffs for its Northern Division reflect a rate case that was settled in October 1991, under which the Company obtained a weather normalization clause - see "Territory and Customers Served - Northern Division". In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales services for Northern Division commercial and industrial customers. The new tariffs became effective on


   January 1, 1995 and are designed to be neutral as to the operating margins of the Company.

          On November 29, 1994, the FPSC voted to authorize the Company to increase its base rates in Florida by $1.6 million annually (the "FPSC Order"). The FPSC Order provides for a rate base amounting to approximately $82.6 million with an overall allowed after-tax rate of return of 7.26%. In addition, the FPSC Order provides for several tariff changes designed to promote growth in developing markets for natural gas and approved the deregulation of the Florida operation's leased appliance business which consists of leasing water heaters, clothes dryers and ranges to customers (see "Territory and Customers Served - Southern Division-Florida" ). The Company is currently evaluating the need to seek a rate increase in fiscal 1996, as well as tariff adjustments to improve the Florida operation's competitive position with respect to large volume customers.

          The current rates and tariffs for the North Carolina, Maryland, Pennsylvania and New York operations were authorized between October 1988 and September 1995. These operations serve approximately 20,000 customers in aggregate. On September 20, 1995, the North Carolina Utilities Commission approved a stipulation to increase the Company's base rates in North Carolina by $385,000 annually. The tariff for NCGS reflects a weather normalization clause for its heat sensitive residential and commercial customers.

          The Company's tariffs contain adjustment clauses that enable the Company to recover purchased gas costs. The adjustment clauses provide for periodic reconciliations of actual recoverable gas costs with the estimated amounts that have been billed. Under or over recoveries at the reconciliation date are recovered from or refunded to customers in subsequent periods.



   Seasonal Aspects

          Sales of gas to some classes of customers are affected by variations in demand due to changes in weather conditions, including normal seasonal variations throughout the year. The demand for gas for heating purposes is closely related to the severity of the winter heating season. Seasonal variations affect short-term cash requirements.

   Persons Employed

          As of September 30, 1995, the Company employed 1,079 persons, of which 270 employees in the Northern Division were represented by the Utility Workers Union of America (Local 424), 105 employees in Florida and 17 employees in Pennsylvania were represented by The Teamsters Union, and 43 employees in North Carolina were represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement with the Northern Division's union was negotiated effective November 20, 1994 and expires on November 20, 1998. The North Carolina union collective bargaining agreement was negotiated on August 20, 1995, and expires on August 20, 1998. The collective bargaining agreements in Pennsylvania and Florida expire on September 30, 1996 and March 31, 1997, respectively.

   Competition


          The Company competes with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories in which it has distribution mains. In 1992, the FERC issued Order No. 636 (see "Gas Supply and Operations"). Subsequently, initiatives were sponsored in various states, the purposes of which were to "unbundle" or separate into distinct transactions the purchase of the gas commodity from the purchase of transportation services for the gas. To that end, as discussed under "Regulation", New Jersey has unbundled commercial and industrial gas purchase and transportation rates.

          The unbundled sale of gas to customers is subject to competition from unregulated marketers and brokers, which generally do not bear the obligations or costs related to operating a regulated utility. Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs. Therefore, the Company is financially indifferent as to whether it transports gas, or sells gas and transportation together. The Company also faces the risk of loss of transportation service for large industrial customers which may have the ability to build connections to interstate gas pipelines and bypass the Company's distribution system. With the final implementation of FERC Order No. 636, the FERC is no longer discouraging such direct connections. Gas distributors can also expect increased competition from electricity as deregulation in that industry decreases prices and increases supply sources. Alternatively, opportunities may increase for gas service to fuel generators for large industrial customers, replacing electric utility service.

          The Company believes that in order to compete, it must offer a greater variety of services at more competitive prices. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Business Plan" for a discussion of the Company's preparation for the impact of increased competition.

   Franchises

          The Company holds non-exclusive municipal franchises and other consents which enable it to provide natural gas in the territories it serves. The Company intends to renew these franchises and consents as they expire.


   Environment

          Reference is made to Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations- Capital Expenditures and Commitments" and Note 10, "Commitments and Contingencies" of the "Notes to the Consolidated Financial Statements" for information regarding environmental matters affecting the Company.

   Item 2. Properties

          The Company owns approximately 5,800 miles of steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the Company owns peak shaving plants, including an LNG storage facility in Elizabeth, New Jersey.

          The Company also owns real property in Union, Middlesex, Warren, Sussex and Hunterdon Counties in New Jersey, and in Dade, Broward,
   Brevard and St. Lucie Counties in Florida, portions of which are under


   lease to others. The Company's owned properties include a general office building in Hialeah, Florida, that serves as the Southern Division's headquarters; another office facility in Rockledge, Florida; and office buildings in both Reidsville, North Carolina and Sayre, Pennsylvania, which serve as operating offices for the North Carolina and the Pennsylvania and New York operations, respectively. The Company also owns various service centers in New Jersey, Florida, North Carolina, Maryland and Pennsylvania from which the Company dispatches service crews and conducts construction and maintenance activities.

          The Company leases office space in Bedminster, New Jersey, that serves as its corporate headquarters and leases certain other facilities in New Jersey and Florida that are operated as customer business offices or operating offices. The Company also leases approximately 160,000 square feet in an office building in Union, New Jersey, which serves as the Northern Division's headquarters.

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

   Item 4. Submission of Matters to a Vote of Security Holders

          No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 1995.




                                    PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters

          NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported high and low closing prices per share of NUI common stock for the two years ended September 30, 1995 were as follows:

                                Quarterly        Price Range
                                   Cash
                                 Dividend     High      Low

                Fiscal 1995:
                First Quarter    $0.225    $18.375  $13.50
                Second Quarter    0.225     16.50    14.25
                Third Quarter     0.225     17.50    14.625
                Fourth Quarter    0.225     16.875   14.875

                Fiscal 1994:
                First Quarter    $0.40     $29.00   $25.25
                Second Quarter    0.40      28.75    24.125
                Third Quarter     0.40      24.50    21.00
                Fourth Quarter    0.40      22.75    17.75


          There were 6,890 shareholders of record of NUI common stock at November 30, 1995.

          It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. The Company seeks for its annual dividend payout ratio to be consistent with industry standards. However, NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

          The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay $17 million of cash dividends at September 30, 1995.


   Item 6. Selected Financial Data

                             Selected Consolidated Financial Data
                           (in thousands, except per share amounts)

                                                        Fiscal Years Ended September 30,
                                          1995      1994        1993      1992      1991

    Operating Revenues                $376,445   $405,240    $367,456  $302,429  $301,707
    Net Income                        $  5,517   $ 10,780    $ 13,810  $ 11,808  $  3,447
    Net Income Per Share              $   0.60   $   1.25    $   1.70  $   1.68  $   0.55
    Dividends Paid Per Share          $   0.90   $   1.60    $   1.59  $   1.58  $   1.57

    Total Assets                      $610,165   $601,648   $ 483,911  $467,321  $406,491
    Capital Lease Obligations         $ 11,114   $ 11,932    $ 12,290  $ 13,422  $ 14,871
    Long-Term Debt                     222,060    160,928     142,090   131,546   106,189
    Common Shareholders' Equity        140,912    142,768     122,384   116,933    85,182
    Common Shares Outstanding            9,201      9,157       8,201     8,036     6,342



Notes to the Selected Consolidated Financial Data:
Net Income for fiscal 1995 includes restructuring and other non-recurring charges amounting to $5.6 million (after tax), or $0.61 per share.

Net income for fiscal 1994 includes the reversal of $1.8 million of income tax reserves and restructuring and other non-recurring charges amounting to $0.6 million (after tax). The effect of these items increased net income by $1.2 million, or $0.14 per share.

Net income for fiscal 1991 includes provisions to write off certain merger-related fees and expenses and to write down certain properties and investments amounting to $3.3 million (after tax), or $0.53 per share.

                             Summary Consolidated Operating Data


                                           Fiscal Years Ended September 30,
                                     1995        1994        1993       1992        1991
      Operating Revenues
      (Dollars in thousands)
      Firm Sales:
          Residential           $173,395    $191,297    $172,749   $147,650    $145,882
          Commercial              98,541     110,574      97,966     80,470      79,846
          Industrial              20,083      25,809      23,066     21,928      24,914
      Interruptible Sales         48,282      53,077      48,254     32,758      35,956
      Unregulated Sales            7,498       1,426       1,757         --          --
      Transportation Services     17,696      13,273      12,154     10,410       7,792
      Customer Service,           10,950       9,784      11,510      9,213       7,316
      Appliance Leasing and      -------     -------     -------    -------     -------
      Other
                                $376,445    $405,240    $367,456   $302,429    $301,706
                                 ========    =======     =======    =======     =======


      Gas Sold or Transported
      (MMcf)
      Firm Sales:
          Residential             21,276      22,558      21,019     20,251      18,133
          Commercial              15,455      16,175      14,918     14,006      12,599
          Industrial               5,217       5,323       4,781      5,052       5,427
      Interruptible Sales         18,365      16,024      13,627     11,142      12,624
      Unregulated Sales            3,398         689         904         --          --
      Transportation Services     22,154      17,290      16,439     14,816      11,778
                                  ------      ------      ------     ------      ------
                                  85,865      78,059      71,688     65,267      60,561
                                  ======      ======      ======     ======      ======

      Average Utility
      Customers Served
      Firm Sales:
          Residential            328,773     312,647     297,682    295,449     291,571
          Commercial              24,510      22,726      21,016     20,670      20,292
          Industrial                 392         382         377        402         427
      Interruptible Sales            131         101         105        104         106
      Transportation Services        191         137          87         69          55
                                 -------     -------     -------    -------     -------
                                 353,997     335,993     319,267    316,694     312,451
                                 =======     =======     =======    =======     =======

      Degree Days in New           4,333       4,944       4,703      4,880       4,219
      Jersey (normal: 4,978)

      Employees (year end)         1,079       1,186       1,011        979         965

    Ratio of Earnings to
    Fixed Charges                   1.37        1.66       2.10        1.90        1.76


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as "NUI" or the "Company"). The Company, through its Northern and Southern Divisions, has utility operations in six states. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division was formed effective April 1, 1995 through the consolidation of the Company's City Gas Company of Florida and Pennsylvania & Southern Gas Company ("PSGS") operations (see Note 3 of the Notes to the Consolidated Financial Statements). PSGS, which has operations in North Carolina, Maryland, Pennsylvania and New York, was acquired on April 19, 1994 (the "PSGS Merger") (see Note 2 of the Notes to the Consolidated Financial Statements).

   Results of Operations

   Fiscal Years Ended September 30, 1995 and 1994

          Net Income. Net income for fiscal 1995 was $5.5 million, or $0.60 per share, as compared with net income of $10.8 million, or $1.25 per share in fiscal 1994. The decrease is primarily due to non-recurring charges which, on an after-tax basis, were approximately $5.6 million, or $0.61 per share, and the reversal in fiscal 1994 of approximately $1.8 million of income tax reserves. Partially offsetting this decrease was approximately $1.6 million of additional net income attributable to the inclusion of PSGS in the entire fiscal 1995 results. Absent the non-recurring charges, net income for fiscal 1995 would have been $11.1 million, or $1.21 per share.

          Net income per share in fiscal 1995 was also reduced as a result of the increased number of outstanding shares of NUI common stock as compared to the prior year.

          Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues decreased by $28.8 million, or 7%, in fiscal 1995 as compared with fiscal 1994. The decrease principally reflects the effects of weather in New Jersey that was 13% warmer than normal and 12% warmer than the prior year, and refunds attributable to lower gas costs totaling $13.9 million to Northern Division customers (see "Regulatory Matters"). Operating revenues were also reduced by decreased sales to interruptible customers due to lower gas prices and the effect of purchased gas adjustment clauses. Partially offsetting these decreases were approximately $19.5 million of additional operating revenues from the inclusion of PSGS in the entire fiscal 1995 results, the effects of base rate and appliance leasing rate increases in Florida, increased sales to off-system customers and other customer growth. The Company's average number of customers served increased by 18,004 or 5.4%, including 13,245 heating customers. Excluding the effect of a full year's inclusion of PSGS in fiscal 1995, the average number of customers increased approximately 2%.


          The Company's operating margins increased by $8.6 million, or 6%, in fiscal 1995 as compared with fiscal 1994. The increase was principally the result of the inclusion of PSGS for the entire fiscal 1995 results, increases in the number of customers served, and the base rate and appliance leasing rate increases in Florida. Partially offsetting these increases was the effect of the warmer-than-normal weather in New Jersey in fiscal 1995 not fully recovered through the weather normalization clause. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. Operating margins were increased by approximately $4.5 million in fiscal 1995 under the weather normalization clauses. There was no adjustment to operating margins in fiscal 1994 as the weather fell within the normal range.

          Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by $9.8 million, or 8%, in fiscal 1995 as compared with fiscal 1994. The increase was primarily the result of non-recurring pre-tax charges of $8.6 million, (see Note 3 of the Notes to the Consolidated Financial Statements), an additional $4.6 million of other pre-tax operating expenses from the inclusion of PSGS in the entire fiscal 1995 results and an increase in depreciation expense due to additional utility plant in service. Partially offsetting these increases were lower labor, pension and other employee benefits costs as a result of an early retirement program established by the Company in fiscal 1995 and other work force reductions.

          Income taxes increased by $0.8 million in fiscal 1995 due to the reversal in fiscal 1994 of approximately $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels, offset by the effect of lower pre-tax income in fiscal 1995.

          Interest Expense. Interest expense increased by $3.2 million in fiscal 1995 as compared with fiscal 1994. The increase was due to higher average outstanding borrowings, higher short-term interest rates and an increase of $0.6 million of interest recorded on the over collection of gas costs by the Northern Division. These increases were partially offset by a decrease in average long-term interest rates due to the refinancing of $46.5 million of the Company's 11% and 11.25% Gas Facilities Revenue Bonds at an interest rate of 6.35% in August 1994.

   Fiscal Years Ended September 30, 1994 and 1993

          Net Income. Net income for fiscal 1994 was $10.8 million, or $1.25 per share, as compared with net income of $13.8 million, or $1.70 per share in fiscal 1993. The decrease in fiscal 1994 was primarily due to higher operating expenses in the Company's Florida operations associated with system growth, coupled with lower than anticipated operating margins in Florida due to slower than anticipated customer growth. Net income in fiscal 1994 was also adversely affected by higher interest expense and a $0.6 million net operating loss by PSGS as a result of its acquisition following the conclusion of the heating season. The PSGS Merger had a dilutive effect of $0.14 per share in fiscal 1994, including the effect of the issuance of 683,443 additional shares of NUI common stock for all the outstanding shares of PSGS. Partly offsetting these decreases was the reversal of approximately $1.8 million of income tax reserves.


          Net income per share in fiscal 1994 was also reduced as a result of other increases in the number of outstanding shares of NUI common stock as compared to the prior year.

          Operating Revenues and Operating Margins. The Company's operating revenues increased by $37.8 million, or 10%, in fiscal 1994 as compared with fiscal 1993. The increase principally reflects increases in the number of customers served, including the addition of PSGS in fiscal 1994, greater industrial demand and the effect of purchased gas adjustment clauses. The effect of weather in New Jersey contributed to higher revenues in fiscal 1994 as the weather was 5% colder than the prior year. The Company's total average number of customers served increased by 16,726, or 5%, including 12,996 heating customers. The addition of PSGS heating customers from the PSGS Merger did not have a significant impact on fiscal 1994's operating revenues and margins since PSGS was acquired after the heating season. Excluding customers acquired as a result of the PSGS Merger, the average number of customers increased approximately 2% in fiscal 1994.

          The Company's operating margins increased by $8.8 million, or 6%, in fiscal 1994 as compared with fiscal 1993. The increase principally reflects increases in the number of customers served. Operating margins in fiscal 1994 were not adjusted by the Company's weather normalization clauses as the weather fell within the normal range. Operating margins included $1.3 million in fiscal 1993 under weather normalization clauses as a result of the effects of warmer-than-normal weather.

          Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by $14.3 million, or 14%, as compared with fiscal 1993. The increase was principally attributable to approximately $3.8 million of operating expenses from the addition of PSGS in fiscal 1994, $0.9 million of non-recurring charges related to the write-off of certain non-recoverable regulatory assets and certain restructuring costs in Florida, and increases in other operating expenses. The increase in other operating costs was due in part to higher costs associated with system growth, including the payroll and employee benefits costs attributable to a larger work force and depreciation due to additional utility plant in service. Increased operation and maintenance expenses were also the result of severe weather experienced in New Jersey during portions of fiscal 1994's heating season.

          The decrease in income taxes of $4.7 million for fiscal 1994 was due to the reversal of $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels, and lower pre-tax income.

          Interest Expense. Interest expense increased by $1.8 million in fiscal 1994 as compared with fiscal 1993, primarily due to higher outstanding borrowings. This increase was partially offset by decreased average interest rates due to the Company's August 1994 refinancing of $46.5 million of 11% and 11.25% Gas Facilities Revenue Bonds at an interest rate of 6.35%.

   Regulatory Matters

          Northern Division

          On November 4, 1994, the New Jersey Board of Public Utilities ("NJBPU") approved a petition filed by the Northern Division to reduce


   its annual purchased gas adjustment revenues by approximately $11.9 million. The decrease reflected the Company's projections for lower gas costs in fiscal 1995. The NJBPU also approved refunds of approximately $2.6 million, which were made in the first quarter of fiscal 1995, and $11.3 million, which were made in the third quarter of fiscal 1995, as a result of lower than projected gas prices paid in fiscal 1994 and fiscal 1995. On November 3, 1995, the NJBPU approved a petition to further reduce the amounts billed to customers by the Northern Division by approximately $13.7 million, and to refund to customers approximately $2.8 million, due to lower gas costs. None of such revenue reductions or refunds affect the operating margins of the Company.

          In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales service to Northern Division commercial and industrial customers (see "Outlook and Business Plan"). The new tariffs became effective on January 1, 1995 and are designed to be neutral as to the operating margins of the Company.

          Southern Division

          On November 29, 1994, the Florida Public Service Commission ("FPSC") voted to authorize the Company to increase its base rates in Florida by $1.6 million annually (the "FPSC Order"). The FPSC Order provides for a rate base amounting to approximately $82.6 million with an overall after-tax rate of return of 7.26%. In addition, the FPSC Order provides for several tariff changes designed to promote growth in developing markets for natural gas, and approved the deregulation of the Florida operation's leased appliance business which consists of leasing water heaters, clothes dryers and ranges to customers to promote natural gas usage in the residential market.

          On September 20, 1995, the North Carolina Utilities Commission approved a stipulation to increase the Company's base rates in North Carolina by $385,000 annually. The stipulation provides for a rate base amounting to approximately $11.9 million with an overall after-tax rate of return of 7.89%. The rate increase was effective in October 1995.


   Financing Activities and Resources

          The Company's net cash provided by operating activities was $47.9 million in fiscal 1995, $22.5 million in fiscal 1994 and $4.3 million in fiscal 1993. The improved cash flows for fiscal 1995 primarily reflect lower accounts receivable due to accelerated collections of budget billed customer accounts, lower gas costs and a lower level of payments in fiscal 1995 for New Jersey gross receipts and franchise taxes; the 1994 and 1993 New Jersey gross receipts and franchise tax payments included an additional amount representing almost a half year's liability as a result of a change in the payment schedule by the State. The increase in net cash provided by operating activities in fiscal 1994 as compared with fiscal 1993 was primarily attributable to the temporary over collection of gas costs and lower costs for fuel held in inventory.

          Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

          Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $58 million at 5.9% in fiscal 1995, $82 million at 4.1% in fiscal 1994 and $53.9 million at 3.6% in fiscal 1993. The weighted average daily amounts of notes payable to banks decreased in fiscal 1995 primarily due to the issuance of $70 million of Medium-Term Notes, which were used to repay short-term debt, partially offset by borrowings to finance portions of the Company's construction expenditures and to complete an early redemption of the Company's First Mortgage Bonds. The weighted average daily amount of notes payable to banks increased in fiscal 1994 principally to finance portions of the Company's construction expenditures, primarily related to system growth in Florida, and the accelerated payment of New Jersey gross receipts and franchise taxes. At September 30, 1995, the Company had outstanding notes payable to banks amounting to $37.9 million and available unused lines of credit amounting to $120.1 million.

          Long-Term Debt and Funds for Construction Held by Trustee. In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. On February 16, 1995, the Company issued $50 million aggregate principal amount of Medium-Term Notes, Series A, with a stated maturity date of February 1, 2005 and an interest rate of 8.35%. On May 25, 1995, the Company issued an additional $20 million of Medium-Term Notes, Series A, with a stated maturity date of August 1, 2002 and an interest rate of 7.125%. The net proceeds from these Medium-Term Notes were used to repay short-term debt.

          The Company anticipates issuing additional securities subject to the shelf registration from time to time, depending upon the Company's needs and prevailing market conditions. The Company intends to use the proceeds from any of these additional security issuances to discharge outstanding debt obligations of the Company, to finance the Company's capital expenditures and for general corporate purposes. The Company expects to issue in fiscal 1996 approximately $39 million of tax-exempt Gas Facilities Revenue Bonds for the purpose of financing the Northern Division's capital expenditure program.


          On July 17, 1995, the Company completed an early redemption of its remaining $8.7 million of First Mortgage Bonds. The bonds carried coupon rates of 8% and 8.5% and were redeemed with proceeds from short-term debt.

          On August 16, 1994, the Company issued $66.5 million of tax-exempt bonds in New Jersey and Florida. These issuances were comprised of $46.5 million of 6.35% Gas Facilities Refunding Revenue Bonds, due October 1, 2022, which replaced the same amount of outstanding debt bearing interest at 11% and 11.25%, and $20 million of 6.40% Gas Facilities Revenue Bonds, due October 1, 2024, which is being used to finance part of the Company's capital expenditure program in Florida.

          The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible capital expenditures. As of September 30, 1995, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $13.6 million and is classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

          Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to $1.0 million, $6.3 million and $4.2 million in fiscal 1995, 1994 and 1993, respectively, and were used primarily to reduce outstanding short-term debt. Effective in December 1994, these plans commenced purchasing shares on the open market to fulfill the plans' requirements, rather than purchasing the shares directly from the Company. Under the terms of NUI Direct, the Company may change the method of purchasing shares, no more frequently than every three months, from open market purchases to purchases directly from the Company, or vice versa; the method of purchasing shares may be changed no more frequently than every twelve months for the other plans.

          The Company plans to issue additional common stock in fiscal 1996 for the purpose of improving the Company's financial position by reducing outstanding debt and funding capital requirements. The issuance may be made under the Company's shelf registration statement (see "Long-Term Debt and Funds for Construction Held by Trustee") or it may be under a separate registration statement. Regulatory approval for such issuance, which is expected to be not more than two million shares, is required but has not yet been sought.

          On April 19, 1994, the Company issued 683,443 additional shares of NUI common stock in connection with the PSGS Merger (see Note 2 of the Notes to the Consolidated Financial Statements).

   Capital Expenditures and Commitments

          Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $37.9 million in fiscal 1995, $55.8 million in fiscal 1994 and $39.6 million in fiscal 1993. The Company's capital expenditures are expected to be approximately $42 million in fiscal 1996.

          The Company owns or previously owned six former manufactured gas plant ("MGP") sites in the Northern Division and ten MGP sites in the PSGS states. In order to quantify the potential future expenditures with respect to all of its MGP sites, the Company, with the aid of


   environmental consultants, regularly assesses the possible costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the probability of whether such actions will be necessary. Based on the Company's most recent assessment, as of September 30, 1995 the Company has recorded a total reserve for probable environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate 7 of the Company's 16 MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to PSGS MGP sites. In addition to these probable costs, the Company believes that there may be up to an additional $21 million associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of the Company's MGP sites during a future period of time that may range up to fifty years. Of this $21 million in possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the PSGS MGP sites. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. With respect to costs which may be associated with the PSGS MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to PSGS MGP sites will ultimately be successful. For a further discussion of environmental matters, see Note 10 of the Notes to the Consolidated Financial Statements.

          Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $78 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 9 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

          The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $7 million of such costs as of September 30, 1995, which the Company has been authorized to recover through its purchased gas adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $9.1 million which it expects to also recover through the Company's purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

          As of September 30, 1995, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $0.1 million in both fiscal 1996 and 1997, $30.1 million in fiscal 1998 and $0.1 million in both fiscal 1999 and 2000.


   Outlook and Business Plan

          The natural gas distribution industry is undergoing significant changes. The sale of gas by utility companies to commercial and industrial customers has been "unbundled", or separated from the transportation service component, by several state regulatory commissions, including that in New Jersey. In these states, while the sale of the gas commodity to commercial and industrial customers is now fully competitive, the transportation service remains regulated as to price and returns and subject to various restrictions and franchise protections. It is anticipated that additional states will unbundle these services for commercial and industrial customers and that, in the near term, states will begin to unbundle these services for residential customers as well.

          Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs. Therefore, the Company is financially indifferent as to whether it transports gas, or sells gas and transportation together. Unbundling provides the Company with an opportunity to make additional margins by competing with unregulated marketers and brokers for sales of gas.

          The Company also faces the risk of loss of transportation service for large industrial customers which may have the ability to build connections to interstate gas pipelines and bypass the Company's distribution system. With the final implementation of FERC Order No. 636, the FERC is no longer discouraging such direct connections. Gas distributors can also expect increased competition from electricity as deregulation in that industry decreases prices and increases supply sources. Alternatively, opportunities may increase for gas service to fuel generators for large industrial customers, replacing electric utility service.

          The Company has taken several steps to address the risks and opportunities associated with these changes in the industry and to improve financial performance.

          The Company's subsidiary, Natural Gas Services, Inc. ("NGS"), was formed to take advantage of the deregulated commercial and industrial market through the sale of natural gas to these customers. The business generated to date has not been sufficient to cover its operating costs, and NGS is not expected to be profitable until fiscal 1997. The Company believes, however, that this business is important to the future success of the Company as the natural gas distribution industry deregulates, and it intends to continue to pursue this business line through NGS. The financial success of NGS or any other unregulated ventures, which are subject to competition, are likely to be more volatile than those of the regulated utility operations.

          During fiscal 1995, the Company restructured its operations in order to consolidate responsibilities and controls, thereby eliminating redundant functions throughout the Company. Part of this effort was achieved through an early retirement program. Overall, the work force of the Company has been reduced by 118 employees (or 10%) since its high of 1,197 in fiscal 1994. As part of this restructuring, the Southern Division was formed in fiscal 1995, combining management of City Gas Company of Florida and PSGS (see "Notes to the Consolidated Financial Statements - Note 3").


          In fiscal 1995, the Company, along with seven other utility companies, formed the East Coast Natural Gas Cooperative LLC (the "Co-op"). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies.

          While the Company has reduced its capital expenditures from $55.8 million in fiscal 1994 to $37.9 million in fiscal 1995, management expects capital expenditures to increase in the future as profitable investments arise. However, management believes that the Company's liquidity and borrowing capacity are stable and adequate to fund such expenditures.

          In addition to deregulation in the natural gas distribution industry, deregulation in all energy and utility markets is driving the goal of many companies to provide the broadest possible range of customer choices in products and services. The Company intends to pursue an expansion of the services which it provides to customers. Such services may include, among other things: gas-related services; electricity and other fuels; energy-related information services; and energy efficiency services.

          At the same time, the need to compete in deregulated energy markets has caused new combinations of utility and other energy-related companies with the goals of improving efficiency, improving access to new products and services, and increasing access to new markets and means of distribution. Regulatory constraints that have existed on utility combinations, due primarily to the Public Utility Holding Company Act ("PUHCA"), may be removed as Congress reviews PUHCA for possible reform or repeal. Management expects that the trend toward increasing business combinations, including mergers, joint ventures and alliances will continue. NUI may participate in one or more of such combinations, if the Company deems such actions consistent with its business plan.

   Effects of Inflation

          The Company's tariffs provide purchased gas adjustment clauses through which rates charged to customers are adjusted for changes in the cost of gas on a reasonably current basis. Increases in other utility costs and expenses not otherwise offset by increases in revenues or reductions in other expenses could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses, and the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses.


   Item 8. Financial Statements and Supplementary Data

          Consolidated financial statements of the Company as of September 30, 1995 and 1994 and for each of the three years in the period ended September 30, 1995, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1995, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.
                                   PART III

   Item 10. Directors and Executive Officers of the Registrant

          Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1996.

   Item 11. Executive Compensation

          Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of
   Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1996.

   Item 12. Security Ownership of Certain Beneficial Owners and Management

          Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1996.

   Item 13. Certain Relationships and Related Transactions

          Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1996.


                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) (1) Consolidated financial statements of the Company as of September 30, 1994 and 1993 and for each of the three years in the period ended September 30, 1995 and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1995 are included herewith as indicated on the "Index to Financial Statement and Schedule" on page F-1.

          (2) The applicable financial statement schedule for the fiscal years 1995, 1994 and 1993 is included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

          (3) Exhibits:
    Exhibit
    No.                Description                    Reference

    2(i)         Letter Agreement, dated June     Incorporated by
                 29, 1993, by and between NUI     reference to Exhibit
                 Corporation and Pennsylvania &   2(i) to Registration
                 Southern Gas Company             Statement No. 33-50561

    2(ii)        Agreement and Plan of Merger,
                 dated as of July 27, 1993, by    Incorporated by
                 and between NUI Corporation      reference to Exhibit
                 and Pennsylvania & Southern      2(ii) to Registration
                 Gas Company                      Statement No. 33-50561

    3(i)         Certificate of Incorporation,    Filed herewith
                 amended and restated as of
                 December 1, 1995

    3(ii)        By-Laws, amended and restated    Filed herewith
                 as of October 24, 1995

    10(i)        Service Agreement by and         Incorporated by
                 between Transcontinental Gas     reference to Exhibit
                 Pipe Line Corporation and        10(i) to Registration
                 Elizabethtown Gas Company        Statement No. 33-50561
                 ("EGC"), dated February 1,
                 1992

    10(ii)       Service Agreement under Rate     Incorporated by
                 Schedule GSS by and between      reference to Exhibit
                 Transcontinental Gas Pipe Line   10(ii) to Registration
                 Corporation and EGC, dated May   Statement No. 33-50561
                 3, 1972

    10(iii)      Service Agreement under Rate     Incorporated by
                 Schedule LG-A by and between     reference to Exhibit
                 Transcontinental Gas Pipe Line   10(iii) to Registration
                 Corporation and EGC, dated       Statement No. 33-50561
                 January 12, 1971

    10(iv)       Service Agreement by and         Incorporated by
                 between Transcontinental Gas     reference to Exhibit
                 Pipe Line Corporation and EGC,   10(iv) to Registration
                 dated November 1, 1991           Statement No. 33-50561


    Exhibit
    No.                Description                    Reference

    10(v)        Service Agreement for Storage    Incorporated by
                 Gas by and between               reference to Exhibit
                 Transcontinental Gas Pipe Line   10(v) to NUI's Form 10-k
                 Corporation and EGC, dated       Report for Fiscal 1994
                 November 1, 1994

    10(vi)       Firm Gas Transportation          Incorporated by
                 Agreement by and among           reference to Exhibit
                 Transcontinental Gas Pipe Line   10(vi) to Registration
                 Corporation, EGC and National    Statement No. 33-50561
                 Fuel Gas Supply Corporation,
                 dated November 1, 1984

    10(vii)      Gas Transportation Agreement     Incorporated by
                 by and among Transcontinental    reference to Exhibit
                 Gas Pipe Line Corporation and    10(vii) to Registration
                 EGC, dated February 4, 1991      Statement No. 33-50561

    10(viii)     Service Agreement for Rate       Incorporated by
                 Schedule CDS by and between      reference to Exhibit
                 Texas Eastern Transmission       10(viii) to NUI's Form
                 Corporation and EGC, dated       10-K Report for Fiscal
                 December 1, 1993                 1994

    10(ix)       Service Agreement under Rate
                 Schedule FTS-7 by and between    Incorporated by
                 Texas Eastern Transmission       reference to Exhibit
                 Corporation and EGC, dated       10(ix) to NUI's Form 10-
                 October 25, 1994                 K Report for Fiscal 1994

    10(x)        Service Agreement for Rate
                 Schedule FTS-5 by and between    Incorporated by
                 Texas Eastern Transmission       reference to Exhibit
                 Corporation and EGC, dated       10(x) to Registration
                 June 1, 1993                     Statement No. 33-50561

    10(xi)       Service Agreement under Rate
                 Schedule FTS-8 by and between    Incorporated by
                 Texas Eastern Transmission       reference to Exhibit
                 Corporation and EGC, dated       10(xi) to NUI's Form 10-
                 June 28, 1994                    K Report for Fiscal 1994

    10(xii)      Service Agreement for Rate
                 Schedule FTS-5 by and between    Incorporated by
                 Texas Eastern Transmission       reference to Exhibit
                 Corporation and EGC, dated       10(xii) to Registration
                 June 1, 1993                     Statement No. 33-50561

    10(xiii)     Service Agreement for Rate
                 Schedule FTS-2 by and between    Incorporated by
                 Texas Eastern Transmission       reference to Exhibit
                 Corporation and EGC, dated       10(xiii) to Registration
                 June 1, 1993                     Statement No. 33-50561

    10(xiv)      Service Agreement under NTS      Incorporated by
                 Rate Schedule by and between     reference to Exhibit
                 Columbia Gas Transmission        10(xiv) to NUI's Form
                 Corporation and EGC, dated       10-K Report for Fiscal
                 November 1, 1993                 1993


    Exhibit
    No.                Description                    Reference

    10(xv)       Service Agreement under SST      Incorporated by
                 Rate Schedule by and between     reference to Exhibit
                 Columbia Gas Transmission        10(xv) to NUI's Form 10-
                 Corporation and EGC, dated       K Report for Fiscal 1993
                 November 1, 1993

    10(xvi)      Service Agreement under FTS      Incorporated by
                 Rate Schedule by and between     reference to Exhibit
                 Columbia Gas Transmission        10(xvi) to NUI's Form
                 Corporation and EGC, dated       10-K Report for Fiscal
                 November 1, 1993                 1993

    10(xvii)     Gas Transportation Agreement     Incorporated by
                 under FT-G Rate Schedule by      reference to Exhibit
                 and between Tennessee Gas        10(xvii) to NUI's Form
                 Pipeline Company and EGC         10-K Report for Fiscal
                 (Contract #597), dated           1993
                 September 1, 1993

    10(xviii)    Gas Transportation Agreement     Incorporated by
                 under FT-G Rate Schedule by      reference to Exhibit
                 and between Tennessee Gas        10(xviii) to NUI's Form
                 Pipeline Company and EGC         10-K Report for Fiscal
                 (Contract #603), dated           1993
                 September 1, 1993

    10(xix)      Gas Transportation Agreement     Incorporated by
                 by and between Tennessee Gas     reference to Exhibit
                 Pipeline Company and EGC,        10(xvii) to Registration
                 dated March 30, 1993             Statement No. 33-50561

    10(xx)       Firm Transportation Service      Incorporated by
                 Agreement under FTS-1 Rate       reference to Exhibit
                 Schedule by and between City     10(xx) of NUI's Form 10-
                 Gas and Florida Gas              K Report for Fiscal 1993
                 Transmission dated October 1,
                 1993

    10(xxi)      Lease Agreement between EGC      Incorporated by
                 and Liberty Hall Joint           reference to Exhibit
                 Venture, dated August 17, 1987   10(vi) of EGC's Form
                                                  10-K Report for Fiscal
                                                  1987

    10(xxii)     1988 Stock Plan                  Incorporated by
                                                  reference to Exhibit
                                                  10(viii) to Registration
                                                  Statement No. 33-21525

    10(xxii)     First Amendment to 1988 Stock    Incorporated by
                 Plan                             reference to Exhibit
                                                  10(xxxiii) to
                                                  Registration Statement
                                                  No. 33-46162
    10(xxiii)    Form of Termination of
                 Employment and Change in
                 Control Agreements               Filed herewith


    Exhibit
    No.                Description                    Reference

    10(xxiv)     Firm Transportation Service      Incorporated by
                 Agreement under FTS-2 Rate       reference to Exhibit
                 Schedule by and between City     10(xxiv) of NUI's Form
                 Gas and Florida Gas              10-K Report for Fiscal
                 Transmission, dated December     1994
                 12, 1991 and Amendment dated
                 November 12, 1993

    10(xxv)      Service Agreement under Rate     Incorporated by
                 Schedule LG-A by and between     reference to Exhibit
                 Transcontinental Gas Pipeline    10(xxv) of NUI's Form
                 and North Carolina Gas Service   10-K Report for Fiscal
                 Division of Pennsylvania &       1994
                 Southern Gas Company, dated
                 August 5, 1971

    10(xxvi)     Service Agreement under Rate     Incorporated by
                 Schedule GSS by and between      reference to Exhibit
                 Transcontinental Gas Pipeline    10(xxvi) of NUI's Form
                 and North Carolina Gas Service   10-K Report for Fiscal
                 Division of Pennsylvania &       1994
                 Southern Gas Company, dated
                 April 13, 1974

    10(xxvii)    Service Agreement under Rate     Incorporated by
                 Schedule FS by and between       reference to Exhibit
                 Transcontinental Gas Pipeline    10(xxvii) of NUI's Form
                 and North Carolina Gas Service   10-K Report for Fiscal
                 Division of Pennsylvania &       1994
                 Southern Gas Company, dated
                 August 1, 1991

    10(xxviii)   Service Agreement under Rate     Incorporated by
                 Schedule FT by and between       reference to Exhibit
                 Transcontinental Gas Pipeline    10(xxviii) of NUI's Form
                 and North Carolina Gas Service   10-K Report for Fiscal
                 Division of Pennsylvania &       1994
                 Southern Gas Company, dated
                 February 1, 1992

    10(xxix)     Gas Sales and Purchase           Incorporated by
                 Agreement by and between         reference to Exhibit
                 Texaco Gas Marketing, Inc. and   10(xxix) of NUI's Form
                 Pennsylvania & Southern Gas      10-K Report for Fiscal
                 Company, dated November 1,       1994
                 1991

    10(xxx)      Gas Storage Contract under       Incorporated by
                 Rate Schedule FS by and          reference to Exhibit
                 between Tennessee Gas Pipeline   10(xxx) of NUI's Form
                 Company and Pennsylvania &       10-K Report for Fiscal
                 Southern Gas Company, dated      1994
                 September 1, 1993


    Exhibit
    No.                Description                    Reference

    10(xxxi)     Gas Transportation Agreement     Incorporated by
                 under Rate Schedule FT-A by      reference to Exhibit
                 and between Tennessee Gas        10(xxxi) of NUI's Form
                 Pipeline Co. and Pennsylvania    10-K Report for Fiscal
                 & Southern Gas Company, dated    1994
                 September 1, 1993 (Contract
                 #935)

    10(xxxii)    Gas Transportation Agreement     Incorporated by
                 under Rate Schedule FT-A by      reference to Exhibit
                 and between Tennessee Gas        10(xxxii) of NUI's Form
                 Pipeline Co. and Pennsylvania    10-K Report for Fiscal
                 & Southern Gas Company, dated    1994
                 September 1, 1993 (Contract
                 #936)

    10(xxxiii)   Gas Transportation Agreement     Incorporated by
                 under Rate Schedule FT-A by      reference to Exhibit
                 and between Tennessee Gas        10(xxxiii) of NUI's Form
                 Pipeline Co. and Pennsylvania    10-K Report for Fiscal
                 & Southern Gas Company, dated    1994
                 September 1, 1993 (Contract
                 #959)

    10(xxxiv)    Gas Transportation Agreement     Incorporated by
                 under Rate Schedule FT-A by      reference to Exhibit
                 and between Tennessee Gas        10(xxxiv) of NUI's Form
                 Pipeline Co. and Pennsylvania    10-K Report for Fiscal
                 & Southern Gas Company, dated    1994
                 September 1, 1993 (Contract
                 #2157)

    10(xxxv)     Employment Agreement, dated as   Incorporated by
                 of July 29, 1988, between NUI    reference to Exhibit
                 Corporation and Jack Langer      10(xxxv) of NUI's Form
                                                  10-K Report for Fiscal
                                                  1994

    10(xxxvi)    Service Agreement for Rate       Filed herewith
                 Schedule FT by and between
                 Transcontinental Gas Pipe Line
                 Corporation and EGC (Contract
                 #1.0431) dated April 1, 1995

    10(xxxvii)   Service Agreement for Rate       Filed herewith
                 Schedule FT by and between
                 Transcontinental Gas Pipe Line
                 Corporation and EGC (Contract
                 #1.0445) dated April 1, 1995

    10(xxxviii)  Service Agreement for Rate       Filed herewith
                 Schedule SS-1 by and between
                 Texas Eastern Transmission
                 Corporation and EGC (Contract
                 (#400196) dated September 23,
                 1994


    Exhibit
    No.                Description                    Reference

    10(xxxix)    Gas Storage Agreement under      Filed herewith
                 Rate Schedule FS by and
                 between Tennessee Gas Pipeline
                 Company and EGC (Contract
                 #8703) dated November 1, 1994

    10(xl)       Consulting Agreement, dated as   Filed herewith
                 of March 24, 1995, between NUI
                 Corporation and John Kean

    10(xli)      Form of Deferred Compensation   Filed herewith
                 Agreement

    21           Subsidiaries of NUI              Filed herewith
                 Corporation

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

   (b)    Reports on Form 8-K:

          On October 24, 1995, the Company filed a Form 8-K, Item 5, Other Events, reporting an amendment to the Company's By-Laws.

          On December 1, 1995, the Company filed a Form 8-K, Item 5, Other Events, reporting the establishment of a Shareholder Rights Plan.



                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

   Consolidated Financial Statements of NUI Corporation and Subsidiaries:

               Report of Independent Public Accountants  . . . . .  F-2

               Consolidated Financial Statements as of
               September 30, 1995 and 1994 and for Each
               of the Three Years in the Period
               Ended September 30, 1995  . . . . . . . . . . . . .  F-3

               Unaudited Quarterly Financial Data for
               the Two-Year Period Ended September 30, 1995
               (Note 11 of the Notes to the Company's Consolidated
               Financial Statements) . . . . . . . . . . . . . . . F-18

   Financial Statement Schedule of NUI Corporation and Subsidiaries:

               Report of Independent Public Accountants  . . . . .  F-2

               Schedule II -- Valuation and Qualifying Accounts
               for Each of the Three Years in the
               Period Ended September 30, 1995 . . . . . . . . . . F-20


               All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To NUI Corporation:

          We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of NUI Corporation (a New Jersey corporation) and subsidiaries (the "Company") as of September 30, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity, for each of the three years in the period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of NUI Corporation and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

          As discussed in Notes 1 and 9 to the consolidated financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes and other postretirement benefits.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           ARTHUR ANDERSEN LLP

   New York, New York
   November 14, 1995


                       NUI Corporation and Subsidiaries
                       Consolidated Statement of Income
               (Dollars in thousands, except per share amounts)


                                                Years Ended September 30,
                                            1995        1994        1993
    Operating Margins
      Operating revenues                 $376,445    $405,240    $367,456
      Less- Purchased gas and fuel        189,510     223,421     195,842
            Gross receipts and             33,669      37,173      35,753
            franchise taxes               -------     -------     -------
                                          153,266     144,646     135,861
                                          -------     -------     -------

    Other Operating Expenses
      Operations and maintenance           90,523      90,904      80,865
      Depreciation and amortization        19,750      17,446      15,082
      Restructuring and other non-
      recurring charges                     8,591         923          --
      Other taxes                           7,657       7,435       6,428
      Income taxes                          2,886       2,098       6,762
                                          -------     -------     -------
                                          129,407     118,806     109,137
                                          -------     -------     -------

    Operating Income                       23,859      25,840      26,724
                                          -------     -------     -------

    Other Income and Expense, Net             439         506         854
                                          -------     -------     -------

    Interest Expense                       18,781      15,566      13,768
                                          -------     -------     -------

    Net Income                           $  5,517    $ 10,780    $ 13,810
                                          =======     =======     =======

    Net Income Per Share of Common
    Stock                                $    .60    $   1.25    $   1.70
                                          =======     =======     =======

    Dividends Per Share of Common
    Stock                                $    .90    $   1.60    $   1.59
                                          =======     =======     =======

    Weighted Average Number of Shares
      of Common Stock Outstanding        9,152,837  8,617,790    8,124,065



                   See the notes to the consolidated financial statements.


                       NUI Corporation and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)
                                                     September 30,
                                            1995                    1994
    ASSETS
    Utility Plant
    Utility plant, at
    original cost                        $597,360                $566,982
    Accumulated
    depreciation and
    amortization                         (184,558)               (173,894)
    Unamortized plant
    acquisition
    adjustments
                                           35,269                  33,604
                                          -------                 -------
                                          448,071                 426,692
                                          -------                 -------
    Funds for Construction
    Held by Trustee                        14,405                  26,906
                                          -------                 -------
    Investments in
    Marketable Securities                   2,723                   3,468
                                          -------                 -------

    Current Assets
    Cash and cash
    equivalents                             3,601                   5,637
    Accounts receivable
    (less allowance for
    doubtful accounts of
    $1,689 in 1995 and
    $1,368 in 1994)                        30,293                  38,216
    Fuel inventories, at
    average cost                           27,629                  28,616
    Prepayments and other                  20,007                  13,435
                                          -------                 -------
                                           81,530                  85,904
                                          -------                 -------

    Other Assets
    Regulatory assets                      54,374                  47,830
    Deferred charges                        9,062                  10,848
                                          -------                 -------
                                           63,436                  58,678
                                          -------                 -------
                                         $610,165                $601,648
                                          =======                 =======

    CAPITALIZATION AND
    LIABILITIES
    Capitalization (See
    accompanying
    statements)


    Common shareholders'
    equity                               $140,912                $142,768
    Preferred stock                            --                      --
    Long-term debt                        222,060                 160,928
                                          -------                 -------
                                          362,972                 303,696
                                          -------                 -------
    Capital Lease
    Obligations                            11,114                  11,932
                                          -------                 -------
    Current Liabilities
    Current portion of
    long-term debt and
    capital lease
    obligations                             1,759                   2,761
    Notes payable to banks                 37,935                 110,125
    Accounts payable,
    customer deposits and
    accrued liabilities                    63,665                  52,721
    General taxes                           3,054                   1,925
    Federal income taxes                    4,664                   6,079
                                          -------                 -------
                                          111,077                 173,611
                                          -------                 -------

    Other Liabilities
    Deferred Federal
    income taxes                           51,946                  50,066
    Unamortized investment
    tax credits                             7,102                   7,570
    Environmental
    remediation reserve                    33,981                  32,181
    Regulatory and other
    liabilities                            31,973                  22,592
                                          -------                 -------
                                          125,002                 112,409
                                          -------                 -------
                                         $610,165                $601,648
                                          =======                 =======


                   See the notes to the consolidated financial statements.

                                    NUI Corporation and Subsidiaries
                                  Consolidated Statement of Cash Flows
                                         (Dollars in thousands)

                                                                         Years Ended September 30,
                                                                       1995        1994       1993
    Operating Activities
    Net income                                                     $  5,517     $ 10,780   $ 13,810
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                               20,932      18,773     16,346
         Deferred Federal income taxes                                2,005       6,893      8,726
         Non-cash portion of restructuring and
           other non-recurring charges                                4,913         683         --
         Amortization of deferred investment tax credits               (468)       (476)      (461)
         Other                                                        4,626       2,926      4,162
           Effect of changes in:
              Accounts receivable, net                                7,923      (5,724)      (152)
              Fuel inventories                                          987        (193)    (7,872)
              Accounts payable, deposits and accruals                10,724       6,959    (10,043)
              Gross receipts and franchise taxes                     (4,152)    (11,112)   (14,262)
              Other                                                  (5,088)    ( 6,986)    (5,988)
                                                                     ------      ------     ------
      Net cash provided by operating activities                      47,919      22,523      4,266
                                                                     ------      ------     ------

    Financing Activities
    Proceeds from sales of common stock                               1,045       6,323      4,177
    Purchases of treasury stock                                        (468)         --         --
    Dividends to shareholders                                        (8,296)    (13,836)   (12,905)
    Proceeds from issuance of long-term debt                         70,000      66,500     30,000
    Funds for construction held by trustee, net                      10,125      (2,093)    11,015
    Repayments of long-term debt                                     (9,902)    (54,159)   (22,734)
    Principal payments under capital lease obligations               (1,844)     (2,055)    (1,874)
    Net short-term (repayments) borrowings                          (72,190)     33,893     22,950
                                                                     ------      ------     ------
      Net cash (used for) provided by financing activities          (11,530)     34,573     30,629
                                                                     ------      ------     ------

    Investing Activities
    Cash expenditures for utility plant                             (37,976)    (53,601)   (35,442)


    Proceeds from sales of marketable securities                      1,199         659         56
    Proceeds from sale of assets                                         --       1,610         --
    Other                                                            (1,648)     (2,000)    (1,123)
                                                                     ------      ------     ------
      Net cash (used for) investing activities                      (38,425)    (53,332)   (36,509)
                                                                     ------      ------     ------

    Net Increase (Decrease) in Cash and Cash Equivalents           $ (2,036)     $3,764    $(1,614)
                                                                     ======       =====     ======

    Cash and Cash Equivalents
    At beginning of period                                          $ 5,637     $ 1,873    $ 3,487
    At end of period                                                  3,601       5,637      1,873

    Supplemental Disclosures of Cash Flows
    Income taxes paid (refunds received), net                       $(1,129)    $   666    $ 2,377
    Interest paid                                                    17,436      17,597     15,135



                   See the notes to the consolidated financial statements.

                                    NUI Corporation and Subsidiaries
                                Consolidated Statement of Capitalization
                                         (Dollars in thousands)

                                                                                    September 30,
    Long-Term Debt
    Gas facilities revenue bonds
         6.625% due October 1, 2021*                                          $  8,400   $   8,400
         6.75% due October 1, 2021*                                              46,200     46,200
         6.35% due October 1, 2022                                               46,500     46,500
         6.40% due October 1, 2024*                                              20,000     20,000
    First mortgage bonds
         8% due April 1, 1997                                                        --      2,500
         8.5% due May 1, 2002                                                        --      7,273
    Medium-term notes
           7.125% due August 1, 2002                                             20,000         --
           8.35% due February 1, 2005                                            50,000         --
    Credit agreement indebtedness                                                30,000     30,000
    ESOP indebtedness, 6% due May 31, 2002                                        1,088      1,217
                                                                                 ------     ------
                                                                                222,188    162,090
    Current portion of long-term debt                                              (128)    (1,162)
                                                                                 ------     ------
                                                                                222,060    160,928

    Preferred Stock, 5,000,000 shares authorized; none issued                        --         --

    Common Shareholders' Equity
    Common Stock, no par value; shares authorized: 30,000,000;
    shares outstanding: 9,201,237 in 1995 and 9,157,095 in 1994                 139,093    138,082
    Shares held in treasury                                                      (1,265)     ( 797)
    Retained earnings                                                             3,921      6,700
    Valuation of marketable securities                                              232         --
    Unearned employee compensation - ESOP                                        (1,069)    (1,217)
                                                                                 ------     ------
                                                                                140,912    142,768
                                                                                -------    -------


    Total Capitalization                                                       $362,972    $303,696
                                                                                =======    =======

<F1>
   * The total unexpended portion of the net proceeds from these bonds, amounting to $13.6 million and $23.7 million as of September 30, 1995 and September 30, 1994, respectively, is carried on the Company's consolidated balance sheet as funds for construction held by trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.




                   See the notes to the consolidated financial statements.

                                              NUI Corporation and Subsidiaries
                                       Consolidated Statement of Shareholders' Equity
                                                   (Dollars in thousands)

                                                                                  Unrealized     Unearned
                                               Common Stock                       Gain (Loss)-   Employee
                                 Shares         Paid-in    Held in    Retained    Marketable     Compensation-
                                 Outstanding    Amount     Treasury   Earnings    Securities     ESOP            Total


    Balance,
    September 30, 1992            8,035,910    $110,718    $(797)     $ 8,675    $(205)         $(1,458)      $116,933
    Common stock issued*            165,186       4,177                                                          4,177
    Net income                                                         13,810                                   13,810
    Cash dividends                                                    (12,905)                                 (12,905)
    Unrealized gain                                                                112                             112
    ESOP transactions                                                     138                       119            257
                                  ---------     -------     ----       ------     ----            -----        -------
    Balance,
    September 30, 1993            8,201,096     114,895     (797)       9,718      (93)          (1,339)       122,384

    Common stock issued
      PSGS acquisition              683,443      16,864                                                         16,864
      Other*                        272,556       6,323                                                          6,323
    Net income                                                         10,780                                   10,780
    Cash dividends                                                    (13,836)                                 (13,836)
    Unrealized gain                                                                 93                              93
    ESOP transactions                                                      38                      122             160
                                  ---------     -------    ----        ------      ---           -----         -------
    Balance,
    September 30, 1994            9,157,095     138,082    (797)        6,700       --          (1,217)        142,768

    Common stock issued*             74,499       1,045                                                          1,045
    Treasury stock purchased        (30,357)               (468)                                                  (468)
    Net income                                                          5,517                                    5,517
    Cash dividends                                                     (8,296)                                  (8,296)
    Unrealized gain                                                                232                             232
    ESOP transactions                               (34)                                           148             114
                                 ---------      -------    ----         -----      ---           -----         -------

    Balance,
    September 30, 1995           9,201,237     $139,093 $(1,265)      $ 3,921     $232       $ (1,069)        $140,912
                                 =========      =======   =====        ======      ===          =====          =======

<F1>
    * Represents common stock issued in connection with NUI Direct and various employee benefit plans.




                   See the notes to the consolidated financial statements.


                       NUI Corporation and Subsidiaries
                Notes to the Consolidated Financial Statements


          1. Summary of Significant Accounting Policies

          Principles of Consolidation. The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as "NUI" or the "Company"). The Company, through its Northern and Southern Divisions, has utility operations in six states. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division was formed effective April 1, 1995 through the consolidation of the Company's City Gas Company of Florida ("CGF") and Pennsylvania & Southern Gas Company ("PSGS") operations (see Note 3). PSGS, which has operations in North Carolina, Maryland, Pennsylvania and New York, was acquired on April 19, 1994. All intercompany accounts and transactions have been eliminated in consolidation.

          Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

          Regulation. The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates.

          Utility Plant. Utility plant is stated at its original cost. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying composite average annual rates as approved by the state commissions. The composite average annual depreciation rate was 3.2% in fiscal 1995 and 3.1% in both fiscal years 1994 and 1993. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. Repairs of all utility plant and replacements and renewals of minor items of property are charged to maintenance expense as incurred.

          The unamortized plant acquisition adjustments represent the remaining portion of the excess of the purchase price over the book value of net assets acquired. The excess is being amortized on a straight-line basis over thirty years from the date of acquisition. The results of operations of acquired entities have been included in the accompanying consolidated financial statements for the periods subsequent to their acquisition.

          Operating Revenues and Purchased Gas and Fuel Costs. Operating revenues include accrued unbilled revenues through the end of each accounting period. Operating revenues also reflect adjustments attributable to weather normalization clauses that are accrued during the winter heating season and billed or credited to customers in the following year.

          Costs of purchased gas and fuel are recognized as expenses in accordance with the purchased gas adjustment clause applicable in each state. Such clauses provide for periodic reconciliations of actual recoverable gas costs and the estimated amounts that have been billed to customers. Under or over recoveries are deferred when they arise and are recovered from or refunded to customers in subsequent periods.


          Restricted Cash. In accordance with certain regulatory requirements in North Carolina, the Company is required to deposit pipeline supplier refunds in an interest-bearing account. These funds, including interest earned thereon, amounted to approximately $0.9 million as of September 30, 1995 and are restricted for uses as prescribed by North Carolina regulatory authorities. This balance is classified in the Company's consolidated balance sheet in deferred charges with a corresponding amount included in other liabilities.

          Income Taxes. In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the liability method to be used to account for deferred income taxes. Under this method, deferred income taxes related to tax and accounting basis differences are recognized at the statutory income tax rates in effect when the tax is expected to be paid. The adoption of SFAS 109 did not have a material impact on consolidated net income because deferred taxes previously not provided are recoverable from or payable to customers through future rates as taxes come due and, accordingly, a net regulatory liability of approximately $3.4 million was recorded.

          Investment tax credits, which were generated principally in connection with additions to utility plant made prior to January 1, 1986, are being amortized over the estimated service lives of the properties that gave rise to the credits.

          Regulatory Assets and Liabilities. The Company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. The following represents the Company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 1995 and 1994:

                                   1995      1994

      Regulatory Assets
        Environmental
          investigation
          and remediation costs    $32,967   $32,141
        Unrecovered gas costs        9,675     5,398
        Postretirement benefits
          other than pensions        5,194     2,455
        Deferred piping allowances   3,249     3,066
        Other                        3,289     4,770
                                    ------    ------
                                   $54,374   $47,830
                                    ======    ======

      Regulatory Liabilities
        Net overcollection
         of income taxes           $ 5,365   $ 4,135
        Gas supplier refunds         1,387     1,383
        Other                          222       230
                                    ------    ------
                                   $ 6,974   $ 5,748
                                    ======    ======


     Although the gas distribution industry is becoming increasingly competitive, the Company's utility operations continue to recover their costs through cost-based rates established by the public utility commissions. As a result, the Company believes that the accounting prescribed under SFAS 71 remains appropriate.

     Cash Equivalents. Cash equivalents consist of a money market account which invests in securities with original maturities of three months or less.

     Net Income Per Share of Common Stock. Net income per share of common stock is based on the weighted average number of shares of NUI common stock outstanding. The assumed exercise of outstanding employee stock options would not have a dilutive effect on net income per share of common stock.

     New Accounting Standard. The Company is required to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121") in fiscal 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets. The adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

     2. Acquisition of Pennsylvania & Southern Gas Company

     On April 19, 1994, the Company issued and exchanged 683,443 shares of NUI common stock for all of the outstanding common shares of PSGS pursuant to the merger of PSGS with and into NUI (the "PSGS Merger"). The transaction was valued at approximately $17 million. Upon consummation of the PSGS Merger, the Company's principal operating utility, Elizabethtown Gas Company, was merged with and into NUI. PSGS operates as part of the Southern Division of NUI.

     The PSGS Merger was accounted for as a purchase in accordance with generally accepted accounting principles and the results of operations of PSGS have been consolidated with those of NUI as of April 19, 1994. Due to the effects of the regulatory process, the underlying net assets of PSGS have been recorded at their historical net book value. The excess of the purchase price over the historical net book value of the underlying net assets of PSGS is included in utility plant as a "plant acquisition adjustment" and is being amortized over a thirty year period. On September 30, 1994, NUI sold its PSGS propane assets. The excess of the purchase price over the net book value of the propane assets sold reduced the plant acquisition adjustment by approximately $1.4 million. As discussed further in Note 10, the Company, in connection with the PSGS Merger, acquired former manufactured gas plant facilities. No provision for environmental remediation had been made by PSGS in its financial statements prior to the PSGS Merger. As of September 30, 1995, the Company has recorded $3.7 million additional plant acquisition adjustment to provide for probable environmental remediation liabilities, of which $1.8 million was recorded during fiscal 1995.

     3.  Restructuring and Other Non-Recurring Charges

     In fiscal 1995, the Company incurred approximately $8.6 million of non-recurring charges for, among other things, the implementation of an early retirement program and the consolidation of its Florida and PSGS operations.


     In November 1994, the Company offered an early retirement program to certain employees. The program, which became effective on April 1, 1995, was accepted by 95 of the eligible 112 employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recorded a special termination charge of approximately $4.1 million. In addition, the Company recorded approximately $0.8 million of other benefit expenses associated with these employees. The Company also deferred, pending regulatory recovery, a charge of approximately $0.6 million for special termination benefits.

     Effective April 1, 1995, the Company consolidated its Florida and PSGS divisions to form a new NUI Southern Division. The Southern Division is headquartered in Hialeah, Florida. As a result, PSGS headquarters in Sayre, Pennsylvania will be closed by December 31, 1995. The Company incurred a charge of approximately $2.6 million for severance and other expenses associated with the consolidation of the two divisions.

     In addition, during fiscal 1995, the Company incurred a charge of approximately $0.8 million to write down certain regulatory assets as a result of the November 1994 settlement of the Company's Florida rate case.

     The Company also incurred approximately $0.9 million of non-recurring charges in fiscal 1994 related to the write-down of certain non-recoverable regulatory assets and for certain restructuring costs in Florida.


     4. Capitalization

     Long-Term Debt. On February 16, 1995, the Company issued $50 million aggregate principal amount of Medium-Term Notes, Series A, with a stated maturity date of February 1, 2005 and an interest rate of 8.35%. On May 25, 1995, the Company issued an additional $20 million of Medium-Term Notes, Series A, with a stated maturity date of August 1, 2002 and an interest rate of 7.125%. The net proceeds from these Medium-Term Notes were used to repay short-term debt. On July 17, 1995, the Company completed an early redemption of its remaining $8.7 million of First Mortgage Bonds. The bonds carried coupon rates of 8% and 8.5% and were redeemed with proceeds from short-term debt.

     On August 16, 1994, the Company issued $66.5 million of tax-exempt bonds in New Jersey and Florida. These issuances were comprised of $46.5 million of 6.35% Gas Facilities Refunding Revenue Bonds, due October 1, 2022, which replaced the same amount of outstanding debt bearing interest at 11% and 11.25%, and $20 million of 6.40% Gas Facilities Revenue Bonds, due October 1, 2024, which is being used to finance part of the Company's capital expenditure program in Florida.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1995, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $13.6 million and is classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.


      As of September 30, 1995, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $0.1 million in both fiscal 1996 and 1997, $30.1 million in fiscal 1998 and $0.1 million in both fiscal 1999 and 2000.

     Preferred Stock. The Company has 5,000,000 shares of authorized but unissued preferred stock.

     Shareholder Rights Plan. In November 1995, the Company's Board of Directors adopted a Shareholder Rights Plan under which shareholders of NUI common stock were issued as a dividend one right to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $50 ("Right") for each share of common stock held. The Rights initially attach to the shares of NUI common stock and can be exercised or transferred only if a person or group (an "Acquirer"), with certain exceptions, acquires, or commences a tender offer to acquire, beneficial ownership of 15% or more of NUI common stock. Each Right, except those held by the Acquirer, may be used by the non-aquiring shareholders to purchase, at the Right's exercise price, shares of NUI common stock having a market value equivalent to twice the Right's exercise price, thus substantially reducing the Acquirer's ownership percentage.

     The Company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of any such event. All Rights expire on November 27, 2005.

     Common Stock. As discussed in Note 2, the Company issued 683,443 shares of NUI common stock in connection with the acquisition of PSGS on April 19, 1994. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective in December 1994, these common stock plans commenced purchasing shares on the open market to fulfill the plans' requirements rather than purchasing the shares directly from the Company. Under the terms of NUI Direct, the Company may change the method of purchasing shares, no more frequently than every three months, from open market purchases to purchases directly from the Company, or vice versa; the method of purchasing shares may be changed no more frequently than once every twelve months for the other plans. At September 30, 1995, shares reserved for issuance under these plans were: NUI Direct, 202,325; Savings and Investment Plan, 325,769 and the 1988 Stock Plan, 5,397.

     Stock Plans. The Company's Board of Directors believes that both directors' and management's interest should be closely aligned with that of shareholders. As a result, under the 1988 Stock Plan, the Company has a long-term compensation program for directors, executive officers and key employees involving shares of NUI common stock.

     Each non-employee director of the Company earns an annual retainer fee that consists of a deferred grant of shares of NUI common stock. As of September 30, 1995, such retainer fee was equivalent to a fair market value of $12,000 on the date of grant. In addition, non-employee directors who also chair committees of the Board receive additional deferred grants with a fair market value of $2,500 on the date of grant. Deferred stock grants are increased on each common stock dividend payment date by an amount equal to the number of shares of NUI common stock which would have been purchased had all deferred stock grants been issued and the dividends reinvested in additional shares. As of September 30, 1995, the total deferred grants for non-employee directors


   were 21,096 shares of NUI common stock, an increase of 7,084 shares during fiscal 1995.

     Shares granted as long-term compensation for executive officers and key employees amounted to 17,620 shares in fiscal 1995, 15,730 shares in fiscal 1994 and 18,300 shares in fiscal 1993. As of September 30, 1995, a total of 32,350 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

     Executive officers and key employees are eligible to be granted options for the purchase of NUI common stock at prices equal to the market price per share on the date of grant. The option must be exercised within ten years from the date of grant. Transactions during the last three fiscal years involving stock options were as follows:

                                        Number of      Option  Price
                                         Shares          per share

   Options outstanding and
   exercisable at September 30, 1992      22,450       $14.42-$17.625

   Fiscal 1993
      Exercised                           (6,000)      $14.42-$15.77

   Fiscal 1994
      Exercised                           (2,300)          $14.42
      Canceled                            (1,150)          $14.42

   Fiscal 1995
      Canceled                            (3,200)          $15.77
                                          ------
   Options outstanding and
   exercisable at September 30, 1995       9,800       $15.77-$17.625
                                          ======

     As of September 30, 1995, options with respect to 2,400 shares carry stock appreciation rights with an exercise price of $15.77 per share. During fiscal 1995, payment on 1,600 stock appreciation rights was made at an exercise price of $15.77.

     Employee Stock Ownership Plan. On March 30, 1995, the Company terminated the employee stock ownership plan ("ESOP") which was provided for certain employees of CGF. Satisfaction of ESOP indebtedness, which is guaranteed by a subsidiary of NUI, and distributions of the ESOP participants' vested account balances, will be made after the Internal Revenue Service completes its review of the ESOP's termination, which has been requested by the Company.

     The Company incurred ESOP contribution expense amounting to $0.2 million in fiscal 1995, and $0.9 million in both fiscal 1994 and 1993, representing contributions for loan payments and to acquire additional shares of NUI common stock. Of this amount, approximately $0.1 million in each of fiscal years 1995, 1994 and 1993, represents interest expense. As of September 30, 1995, the ESOP trust held 239,129 shares of NUI common stock, of which 175,566 shares were allocated to participating employees. Participating employees are entitled to vote the allocated shares and the ESOP trustee votes the remainder of the shares.


     Dividend Restrictions. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay $17 million of cash dividends at September 30, 1995.

     5. Notes Payable to Banks

     At September 30, 1995, the Company's outstanding notes payable to banks were $37.9 million with a combined weighted average interest rate of 6.1%. Unused lines of credit at September 30, 1995 were $120.1 million.

     The weighted average daily amount outstanding of notes payable to banks and the weighted average interest rate on that amount was $58 million at 5.9% in fiscal 1995, $82 million at 4.1% in fiscal 1994 and $53.9 million at 3.6% in fiscal 1993.



     6. Leases

     Utility plant held under capital leases amounted to $22.9 million at September 30, 1995 and September 30, 1994, with related accumulated amortization of $10.3 million and $9.7 million, respectively. These properties consist principally of leasehold improvements and office furniture and fixtures. A summary of future minimum payments for properties held under capital leases follows (in thousands):

                   1996                           $ 2,710
                   1997                             2,436
                   1998                             2,215
                   1999                             8,631
                   2000                               174
                   2001 and thereafter                288
                                                  -------
                   Total future minimum
                   payments                        16,454
                   Amount representing
                   interest                        (3,709)
                   Current portion of capital      (1,631)
                   lease obligations                -----
                                                  $11,114
                     Capital lease obligations     ======

     Minimum payments under noncancelable operating leases, which relate principally to office space, are approximately $3.9 million in fiscal 1996, $3.4 million in fiscal 1997, $3.1 million in both fiscal 1998 and 1999, and $3.3 million in fiscal 2000.

     Rents charged to operations expense were $4.6 million in fiscal 1995, $4.3 million in fiscal 1994 and $4.2 million in fiscal 1993.

     7. Financial Instruments

     Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in
   Debt and Equity Securities", which requires the Company to carry its investments in marketable securities at their current market value. As of September 30, 1995, the market value of the Company's investments in


   marketable securities exceeded their cost by approximately $372,000, which unrealized gain is reflected net of deferred income taxes in the accompanying consolidated balance sheet as a component of shareholders' equity. As of September 30, 1994, the Company's investments in marketable securities was carried at cost, which approximated market value.

     The fair value of the Company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The fair value of the Company's long-term debt exceeded its carrying value by approximately $8 million as of September 30, 1995, and was less than its carrying value by approximately $5 million as of September 30, 1994. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.

     8. Consolidated Taxes

     The provision for Federal income taxes is comprised of the following (in thousands):


                                         1995     1994      1993
              Currently payable       $  833   $(4,102)  $(1,571)
                                       -----     -----     -----
              Deferred:
              Depreciation of
              utility plant            3,546     2,409     2,298
              Alternative minimum
              tax                     (2,679)      108      (732)
              Deferred charges and
              regulatory assets          834     1,216     1,282
              Pension                 (1,211)     (155)     (200)
              Gross receipts and
              franchise taxes          1,566     3,700     4,947
              Other, net                 (51)     (385)    1,131
                                       -----     -----     -----
              Total deferred, net      2,005     6,893     8,726
                                       -----     -----     -----


              Amortization of
              investment tax
              credits                   (468)     (476)     (461)
                                       -----     -----     -----


              Total provision
                for Federal income    $2,370    $2,315    $6,694
              taxes                    =====     =====     =====

     The components of the Company's net deferred tax liability (asset) as of September 30, 1995 and 1994 are as follows (in thousands):
                                                  1995      1994

     Depreciation and other utility
       plant differences                          $45,142   $42,653
     Plant acquisition adjustments                 11,650    11,053
     Alternative minimum tax credit                (4,632)   (1,952)
     Unamortized investment tax credit             (2,467)   (2,629)


     Deferred charges and regulatory assets         5,882     5,052
     Gross receipts and franchise taxes             3,132     1,566
     Other                                         (6,761)   (5,677)
                                                   ------    ------
                                                  $51,946   $50,066
                                                   ======    ======


     The alternative minimum tax credit can be carried forward indefinitely to reduce the Company's future tax liability.

     The Company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

                                         1995     1994      1993
             Income before
             Federal income taxes       $7,888 $13,095   $20,504
                                         -----  ------    ------
             Federal income taxes
             computed at the
             statutory tax rate
             (34% in fiscal 1995
             and 1994, and 34.75%
             in fiscal 1993)             2,682   4,452     7,125
             Increase (reduction)
             resulting from:
               Excess of book
              over tax
               depreciation                367     373       432
               Amortization of
              investment tax
               credits                   (468)    (476)     (461)
               Adjustments of
              prior years'
              taxes                         --  (1,770)        --
               Other, net                (211)    (264)     (402)
                                        -----    -----     -----
             Total provision for
             Federal income
             taxes                       2,370   2,315     6,694
             Provision (benefit)
             for state income
             taxes                        756     (212)      332
                                        -----    -----     -----
             Total provision for
             income taxes               3,126    2,103     7,026
             (Less) provision
             included in other
             income and expense          (240)      (5)     (264)
                                        -----    -----     -----
             Provision for income
             taxes included in
             operating expenses        $2,886   $2,098    $6,762
                                        =====    =====     =====
     9. Retirement Benefits

     Pension Benefits. The Company has non-contributory defined benefit retirement plans which cover all of its employees other than the CGF union employees who participate in a union sponsored multi-employer plan. The Company funds its plans in accordance with the requirements of


   the Employee Retirement Income Security Act of 1974 and makes contributions to the union sponsored plan in accordance with its contractual obligations. Benefits paid under the Company's plans are based on years of service and levels of compensation. The Company's actuarial calculation of pension expense is based on the projected unit cost method.


     The components of pension expense for the Company's plans were as follows (in thousands):

                                     1995          1994      1993
            Service cost           $2,044        $2,579   $ 1,775
            Interest cost           5,290         5,016     4,394
            Return on plan assets  (7,292)       (6,855)  (11,240)
            Net amortization         (831)         (343)    4,805
            Special termination
            benefits                4,083            --        --
                                    -----         -----     -----
            Pension expense
            (credit)               $3,294       $   397   $  (266)
                                    =====         =====     =====



     The status of the Company's funded plans as of September 30 was as follows (in thousands):

                                                  1995      1994
              Actuarial present value of
              benefit obligation:
                Vested benefits                $64,125   $48,658
                Non-vested benefits              2,626     3,188
                                               -------   -------
              Accumulated benefit obligation    66,751    51,846
              Projected increases in
              compensation levels               15,658    15,869
                                               -------   -------
              Projected benefit obligation      82,409    67,715
              Market value of plan assets       96,910    81,219
                                                ------    ------
              Plan assets in excess of
              projected benefit obligation      14,501    13,504
              Unrecognized net gain (loss) and
              prior service cost               (10,287)   (5,344)
              Unrecognized net transition
              asset                            (3,924)    (4,576)
              Deferred special termination                     --
              benefits                            (573)
                                                ------    ------
                Pension prepayment (liability)$   (283)  $ 3,584
                                                ======    ======


     The projected benefit obligation was calculated using a discount rate of 7.5% in fiscal 1995 and 8% in fiscal 1994 and an assumed annual increase in compensation levels of 5% in fiscal 1995 and fiscal 1994. The expected long-term rate of return on assets is 9%. The assets of the Company's funded plans are invested primarily in publicly-traded fixed income and equity securities.


     Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $3.1 million as of September 30, 1995 and $3.2 million as of September 30, 1994, and the expense for this plan was approximately $0.4 million in fiscal 1995, $0.5 million in fiscal 1994 and $0.4 million in fiscal 1993.

     Postretirement Benefits Other Than Pensions. The Company provides certain health care benefits to all retirees receiving benefits under a Company pension plan other than the CGF plan, who reach retirement age while working for the Company.

     In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which, among other things, requires companies to accrue the expected cost of providing other postretirement benefits to employees and their beneficiaries during the years that eligible employees render the necessary service. The Company does not currently fund these future benefits.

     The components of postretirement benefit expense other than pensions for the years ended September 30, 1995 and 1994 were as follows (in thousands):
                                                   1995     1994

              Service cost                      $  518  $    515
              Interest cost                      1,713     1,462
              Amortization of transition
              obligation                         1,028     1,028
              Other                                132        --
                                                 -----     -----
              Net postretirement benefit
              expense                            3,391     3,005
              Benefits paid                     (1,352)    (509)
                                                 -----     -----
              Increase in accrued
              postretirement benefit
              obligation                       $ 2,039   $ 2,496
                                                 =====     =====


     The status of the Company's postretirement plans other than pensions as of September 30, 1995 and 1994 was as follows (in thousands):

                                                  1995      1994
              Accumulated postretirement
              benefit obligation:
                Retirees                       $15,045   $ 9,951
                Fully eligible active plan
                participants                     3,729     5,233
                        Other active plan
                      participants               6,725     6,330
                                                 -----     -----
              Total accumulated postretirement
              benefit obligation                25,499    21,514
              Unrecognized transition
              obligation                       (18,503)  (19,531)
              Unrecognized net gain (loss)      (1,844)    1,130
                                                 -----     -----


              Accrued postretirement benefit
              obligation                       $ 5,152   $ 3,113
                                                 =====     =====

     The health care trend rate assumption is 11.35% in the first year gradually decreasing to 5.5% for the year 2005 and later. The discount rate used to compute the accumulated postretirement benefit obligation was 7.5% in fiscal 1995 and 8% in fiscal 1994. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated postretirement benefit obligation by approximately $3.3 million and the aggregate annual service and interest costs by approximately $0.3 million.

     The Company has received an order from the North Carolina Utilities Commission to include the amount of postretirement benefit expense other than pensions computed under SFAS 106 in rates. The Company has also received an order from the New Jersey Board of Public Utilities (the "NJBPU") permitting the Northern Division to defer the difference between the amount of postretirement benefits expense other than pensions computed as claims are incurred and the amount computed on the accrual method in accordance with SFAS 106, pending ratemaking treatment that would be considered in a base rate proceeding. The consensus issued in 1993 by the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") permits rate regulated companies to defer such expenses for as long as five years when the ratemaking treatment provides for full recovery within the succeeding fifteen years. The Company will seek ratemaking treatment that is consistent with the EITF consensus.

     The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefit may have a significant effect on the amount of the reported obligation and the annual deferral and expense.


     10. Commitments and Contingencies

     Commitments. Capital expenditures are expected to be approximately $42 million in fiscal 1996.

     Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection (the "NJDEP"), and other federal and state agencies.

     The Company owns, or previously owned, certain properties on which manufactured gas plants ("MGP") were operated by the Company or by other parties in the past. Coal tar residues are present on the six MGP sites located in the Northern Division. The Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the NJBPU. In 1991, the NJDEP issued an Administrative Consent Order for an MGP site located at South Street in Elizabeth, New Jersey, wherein the Company agreed to conduct a remedial investigation and to design and implement a remediation plan. In 1992 and 1993, the Company entered into a Memorandum of Agreement with the NJDEP for each of the other five
   Northern Division MGP sites. Pursuant to the terms and conditions of the Administrative Consent Order and the Memoranda of Agreement, the


   Company is conducting remedial activities at all six sites with oversight from the NJDEP.

     PSGS owned ten former MGP facilities, only three of which PSGS currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. No provision had been made, prior to the PSGS Merger, in PSGS' financial statements for environmental remediation. PSGS has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the "MGP Group"). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are currently or were previously owned by PSGS.

     In order to quantify the potential future expenditures with respect to all of its MGP sites, the Company, with the aid of environmental consultants, regularly assesses the possible costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the probability of whether such actions will be necessary. Based on the Company's most recent assessment, as of September 30, 1995, the Company has recorded a total reserve for probable environmental investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve, which includes probable remediation costs for 7 of the Company's 16 MGP sites, is net of approximately $5 million which will be borne by a prior owner and operator of two of the New Jersey sites in accordance with a cost sharing agreement. Of this approximate $34 million reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to PSGS MGP sites. The Company is not able at this time to determine the requirement for remediation if contamination is present at any of the other sites and, if present, the costs associated with such remediation. The Company believes that there may be up to an additional $21 million associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of the Company's MGP sites during a future period of time that may range up to fifty years. Of this $21 million in possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the PSGS MGP sites.

     The Company believes that its remediation costs for the Northern
   Division MGP sites will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order.
   Accordingly, the Company has recorded a regulatory asset of approximately $33 million as of September 30, 1995, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. In September 1995, the Northern Division


   filed a petition with the NJBPU to establish a MGP Remediation Adjustment Clause ("RAC"). The RAC would enable the Company to recover actual MGP expenses over a rolling 7 year period. Other New Jersey utilities have received similar authorization to recover MGP environmental expenditures in rates. With respect to costs associated with the PSGS MGP sites, the Company intends to pursue recovery from ratepayers in the PSGS states, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. Since the Company is not able at this time to determine the extent of recovery, if any relating to the PSGS MGP sites, as of September 30, 1995, the Company recorded probable remediation costs of $3.7 million as an additional plant acquisition adjustment (see Note 2). The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $78 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 9 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

     The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $7 million of such costs as of September 30, 1995, which the Company has been authorized to recover through its purchased gas adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $9.1 million, which it expects to also recover through the Company's purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

     11. Unaudited Quarterly Financial Data

     The quarterly financial data presented below reflects the seasonal nature of the Company's operations which normally results in higher earnings during the heating season which is primarily in the first two fiscal quarters (in thousands, except per share amounts):


                                                   Fiscal Quarters
                               First     Second   Third     Fourth
           1995:
           Operating
           Revenues           $105,852  $147,940 $62,137   $60,516
           Operating Income      8,348    12,931   2,376       204
           Net Income (Loss)     3,978     8,554  (2,196)   (4,819)
           Net Income (Loss)
           Per Share              0.44      0.93   (0.24)     (.53)
           1994:
           Operating
           Revenues           $108,822  $156,120 $77,935    $62,363
           Operating Income
           (Loss)                9,407    15,374   1,732       (673)
           Net Income (Loss)     5,852    11,818  (2,234)    (4,656)
           Net Income (Loss)
           Per Share              0.71      1.43   (0.25)     (0.51)


     Quarterly net income (loss) per share in fiscal 1994 does not total to the annual amounts due to rounding and to changes in the average common shares outstanding.

     In the first and second quarters of fiscal 1995, the Company incurred after-tax restructuring and other non-recurring charges of approximately $0.9 million and $4.7 million, respectively.

     In the fourth quarter of fiscal 1994, the Company reversed $1.6 million of income tax reserves no longer required as a result of management's review of necessary reserve levels, and incurred after-tax non-recurring charges of $0.6 million.




                                                                               SCHEDULE II
                               NUI Corporation and Subsidiaries
                              Valuation and Qualifying Accounts
                              For Each of the Three Years in the
                                Period Ended September 30, 1995
                                    (Dollars in thousands)
                                              Additions
                                        -----------------------
    Description               Balance,  Charged to                           Balance,
                              Beginning Costs                                End of
                              of Period and Expenses  Other   Deductions     Period
    1995
    Allowance for
    doubtful accounts         $ 1,368   $2,449    $1,127(a)   $3,255(b)      $ 1,689
    Environmental
    remediation reserve(d)    $32,181       --    $1,800          --         $33,981

    1994
    Allowance for
    doubtful accounts         $ 1,225   $2,771    $  970(a)   $3,780(b)      $ 1,368
                                                  $  182(c)
    Environmental
    remediation reserve(d)    $24,700       --    $7,481(d)       --         $32,181

    1993
    Allowance for
    doubtful accounts         $ 1,370   $1,852    $  474(a)   $2,471(b)      $ 1,225
    Environmental
    remediation reserve(d)    $24,700       --        --          --         $24,700


<F1>
    (a) Recoveries.
<F2>
    (b) Uncollectible amounts written off.
<F3>
    (c) Added as a result of an acquisition.
<F4>
    (d) The related cost of the reserve established in fiscal 1991, as well as $5.6 million of fiscal 1994 additions, was recorded as a regulatory asset. The remaining fiscal 1994 additions of $1.9 million and all of fiscal 1995 additions was recorded as an additional utility plant acquisition adjustment. See
    "Commitments and Contingencies--Environmental Matters,"
    Note 10 of the Notes to the Consolidated Financial Statements.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the 21st day of December, 1995

                                           NUI CORPORATION

                                      By: JAMES R. VAN HORN
                                          Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    JOHN KEAN, JR.        President, Chief Executive    December 21, 1995
                          Officer and Director
                          (Principal executive
                          officer)

    JOHN KEAN             Chairman and Director         December 21, 1995


    STEPHEN M. LIASKOS    Controller (Principal         December 21, 1995
                          financial & accounting
                          officer)

    C. R. CARVER          Director                      December 21, 1995



    DR. VERA KING FARRIS  Director                      December 21, 1995


    JAMES J. FORESE       Director                      December 21, 1995



    ROBERT W. KEAN, JR.   Director                      December 21, 1995


    BERNARD S. LEE        Director                      December 21, 1995



    R. V. WHISNAND        Director                      December 21, 1995



    JOHN WINTHROP         Director                      December 21, 1995





                               INDEX TO EXHIBITS



    Exhibit
     No.                     Description
     3(i)           Certificate of Incorporation, amended and restated as
                   of December 1, 1995

    3(ii)          By-Laws, amended and restated as of October 24, 1995

    10(xxiii)      Form of Termination of Employment and Change in Control
                   Agreements
    10(xxxvi)      Service Agreement for Rate Schedule FT by and between
                   Transcontinental Gas Pipe Line Corporation and EGC
                   (Contract #1.0431) dated April 1, 1995

    10(xxxvii)     Service Agreement for Rate Schedule FT by and between
                   Transcontinental Gas Pipe Line Corporation and EGC
                   (Contract #1.0445) dated April 1, 1995
    10(xxxviii)    Service Agreement for Rate Schedule SS-1 by and between
                   Texas Eastern Transmission Corporation and EGC
                   (Contract #400196) dated September 1, 1995

    10(xxxix)      Gas Storage Agreement under Rate Schedule FS by and
                   between Tennessee Gas Pipeline Company and EGC
                   (Contract #8703) dated November 1, 1994

    10(xl)         Consulting Agreement, dated as of March 24, 1995,
                   between NUI Corporation and John Kean
    10(xli)        Form of Deferred Compensation Agreement

    21             Subsidiaries of NUI Corporation
    23             Consent of Independent Public Accountants

    27             Financial Data Schedule