Form 10-Q
period 1995-12-31
NUI CORP
filed 1996-02-14
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended December 31, 1995   Commission File # 1-8353



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


                              Yes     x     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1996: Common Stock, No Par Value: 9,199,586 shares outstanding.









                        NUI Corporation and Subsidiaries
                 Consolidated Statement of  Income (Unaudited)
                (Dollars in thousands, except per share amounts)
                                        Three Months         Twelve Months
                                           Ended                 Ended
                                         December 31,         December 31,

                                      1995        1994       1995        1994


     Operating Margins
        Operating revenues         $124,650     $105,852   $395,242    $402,270
        Less - Purchased gas and     68,295       54,197    203,608     219,009
           fuel
        Gross receipts and           11,209        9,571     35,306      35,705
                franchise taxes     -------      -------    -------     -------

                                     45,146       42,084    156,328     147,556
                                    -------      -------    -------     -------
     Other Operating Expenses
      Operations and maintenance     22,768       23,587     89,702      93,749
      Depreciation and
        amortization                  5,566        4,949     20,367      18,211
      Restructuring and other
        non-recurring charges         1,457          --       7,134       2,380
      Other taxes                     1,855        1,751      7,762       7,523
      Income taxes                    4,431          912      3,537       1,991
                                    -------      -------    -------     -------
                                     33,726       33,735    129,396     122,775
                                    -------      -------    -------     -------

   Operating Income                  11,420        8,349     26,932      24,781
                                    -------      -------    -------     -------

   Other Income and Expense, Net         74         429          85         392

   Interest Expense                   5,048       4,456      19,375      16,267
                                    -------     -------     -------     -------

   Net Income                       $ 6,446     $ 3,978     $ 7,986     $ 8,906
                                    =======     =======     =======     =======

  Net Income Per Share of             $0.70       $0.44       $0.87       $1.01
  Common Stock

  Dividends Per Share of Common      $0.225      $0.225       $0.90       $1.425
  Stock

  Weighted Average Number of
  Shares of Common Stock          9,144,932   9,137,457   9,154,788    8,845,921
  Outstanding

             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                          December 31,  September 30,
                                              1995           1995
                                           (Unaudited)       (*)

     ASSETS
     Utility Plant
        Utility plant, at original cost    $606,043        $597,360
        Accumulated depreciation and       (188,851)       (184,558)
         amortization
        Unamortized plant acquisition
         adjustments                         34,634          35,269
                                            -------         -------
                                            451,826         448,071
                                            -------         -------
     Funds for Construction Held by          14,438          14,405
     Trustee                                -------         -------

     Investments in Marketable Securities     2,988           2,723
                                             ------         -------
     Current Assets
        Cash and cash equivalents             2,199           3,601
        Accounts receivable (less
          allowance for doubtful
          accountsof $2,323 and
          $1,689,respectively)               75,119          30,293
        Fuel inventories, at average cost    20,217          27,629
        Prepayments and other                 9,256          20,007
                                            -------         -------
                                            106,791          81,530
                                            -------         -------
     Other Assets
        Regulatory assets                    53,873          54,374
        Deferred charges                      9,430           9,062
                                            -------         -------
                                             63,303          63,436
                                            -------         -------
                                           $639,346        $610,165
                                            =======         =======
     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity        $145,454        $140,912
        Preferred stock                          --              --
        Long-term debt                      222,017         222,060
                                            -------         -------
                                            367,471         362,972
                                            -------         -------

     Capital Lease Obligations               10,890          11,114
                                            -------         -------

     Current Liabilities
      Current portion of long-term debt       1,646           1,759
       and capital lease obligations
      Notes payable to banks                 58,221          37,935
      Accounts payable, customer deposits    69,865          63,665
        and accrued liabilities
      General taxes                           1,707           3,054
      Federal income taxes                    3,386           4,664
                                            -------         -------
                                            134,825         111,077
                                            -------         -------
     Deferred Credits and Other
     Liabilities
        Deferred Federal income taxes        52,683          51,946
        Unamortized investment tax            6,986           7,102
          credits
        Environmental remediation reserve    33,981          33,981
        Regulatory and other liabilities     32,510          31,973
                                            -------         -------
                                            126,160         125,002
                                            -------         -------

                                           $639,346        $610,165
                                            =======         =======

                   *Derived from audited financial statements
             See the notes to the consolidated financial statements




                        NUI Corporation and Subsidiaries
               Consolidated Statement of  Cash Flows (Unaudited)
                             (Dollars in thousands)

                                       Three Months     Twelve Months
                                          Ended             Ended
                                       December 31,      December 31,
                                       1995     1994     1995     1994

     Operating Activities
     Net income                      $ 6,446  $ 3,978   $ 7,986  $ 8,906
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation and
        amortization                   5,821    5,273    21,480   19,557
       Deferred Federal income
        taxes                          1,135      539     2,601    7,233
       Non-cash portion of
        restructuring and other
        other non-recurring charges     --        628     4,285      628
       Amortization of deferred
        investment tax credits         (116)     (117)     (467)    (461)
           Other                        895     1,446     4,075    4,206
           Effect of changes in:
           Accounts receivable,
            net                     (44,826)  (20,710)  (16,193)   1,311
           Fuel inventories           7,412     5,628     2,771      568
           Accounts payable,          5,781    11,321     5,184   15,651
            deposits and
            accruals
           Gross receipts and         9,713     8,160    (2,599) (11,906)
            franchise taxes
           Other                     (1,220)   (6,162)     (147)  (7,585)
                                    -------   -------   -------  -------
          Net cash (used in)
           provided by operating
           activities                (8,959)    9,984    28,976   38,108
                                    -------   -------   -------  -------
     Financing Activities
     Proceeds from sales of common
      stock, net of treasury
      stock purchased                    --     1,135     (558)    6,187
     Dividends to shareholders       (2,069)   (2,064)  (8,301)  (12,616)
     Proceeds from issuance of
     long-term debt                      --        --   70,000    66,500
     Funds for construction held by
      trustee, net                      178     4,813    5,490      (180)
     Repayments of long-term debt       (44)      (31)  (9,915)  (54,190)
     Principal payments under
      capital lease obligations        (581)     (520)  (1,905)   (2,078)
     Net short-term borrowings
      repayments)                    20,286       225  (52,129)   16,318
                                    -------   -------   ------   -------
     Net cash provided by financing
      activities                     17,770     3,558   19,941     2,682
                                    -------   -------  -------   -------
     Investing Activities
     Cash expenditures for utility
      plant                          (9,828)  (14,089) (33,715) (54,598)
     Other                             (385)     (312)    (522)    (406)
                                    -------   -------  -------  -------
       Net cash used in investing
        activities                  (10,213)  (14,401) (34,237) (55,004)
                                    -------   -------  -------  -------
     Net increase (decrease) in
     cash and cash equivalents      $(1,402)  $  (859) $(2,579) $ 3,045
                                     ======    ======   ======   ======
     Cash and Cash Equivalents
     At beginning of period          $3,601   $ 5,637  $ 4,778  $ 1,733
     At end of period                 2,199     4,778    2,199    4,778

     Supplemental Disclosures of
     Cash Flows
     Income taxes paid (refunds
      received), net                    --   $(3,097) $ 1,968  $(2,431)
     Interest paid                  $6,085     4,812   18,709   15,959



             See the notes to the consolidated financial statements







                        NUI Corporation and Subsidiaries
              Notes to  the Consolidated Financial Statements



     1.Basis of Presentation

       The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas and related services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service , Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). In addition to gas distribution operations, the Company provides gas sales and related services through its Natural Gas Services, Inc. subsidiary, and bill processing and related customer services for utilities and municipalities through its Utility Billing Services, Inc. subsidiary.

       The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

       The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     2.Common Shareholders' Equity

       The components of common shareholders' equity were as follows (dollars in thousands):

                                             December 31,  September 30,
                                                 1995           1995

     Common stock, no par value              $139,353        $139,093
     Shares held in treasury                   (1,525)         (1,265)
     Retained earnings                          8,298           3,921
     Unrealized gain on marketable
      securities                                  397             232
     Unearned employee compensation - ESOP     (1,069)         (1,069)
                                              -------         -------
     Total common shareholders' equity       $145,454        $140,912
                                              =======         =======



             See the notes to the consolidated financial statements



     3. Contingencies

          Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection (the "NJDEP") and other federal and state agencies.

          The Company owns, or previously owned, certain properties on which manufactured gas plants ("MGP") were operated by the Company or by other parties in the past. Coal tar residues are present on the six MGP sites located in the Northern Division. The Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities ("NJBPU"). In 1991, the NJDEP issued an Administrative Consent Order for an MGP site located at South Street in Elizabeth, New Jersey, wherein the Company agreed to conduct a remedial investigation and to design and implement a remediation plan. In 1992 and 1993, the Company entered into a Memorandum of Agreement with the NJDEP for each of the other five Northern Division MGP sites. Pursuant to the terms and conditions of the Administrative Consent Order and the Memoranda of Agreement, the Company is conducting remedial activities at all six sites with oversight from the NJDEP.

          The Southern Division owned ten former MGP facilities, only three of which it currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the "MGP Group"). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are currently or were previously owned by the Southern Division.

          The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve, which includes remediation costs for 7 of the Company's 16 MGP sites, is net of approximately $5 million which will be borne by a prior owner and operator of two of the Northern Division sites in accordance with a cost sharing agreement. Of this approximate $34 million reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. The Company is not able at this time to determine the requirement for remediation if contamination is present at any of the other sites and, if present, the costs associated with such remediation. The Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in additional possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books.

          The Company believes that its remediation costs for the Northern Division MGP sites will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $33 million as of December 31, 1995, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. In September 1995, the Northern Division filed a petition with the NJBPU to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC would enable the Company to recover actual MGP expenses over a rolling seven year period. Other New Jersey utilities have received similar authorization to recover MGP environmental expenditures in rates.
     With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

       Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.


                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data




                                        Three Months     Twelve Months
                                            Ended             Ended
                                         December 31,     December 31,

                                       1995      1994    1995     1994
                                     1995
        Operating Revenues (Dollars
        in thousands)
        Firm Sales:
           Residential               $56,609   $50,627 $179,382 $189,958
           Commercial                 31,494    28,713  101,254  107,409
           Industrial                  5,656     5,841   19,898   25,314
        Interruptible Sales           11,701    12,279   47,673   54,641
        Unregulated Sales              9,958     1,711   15,750    2,422
        Transportation Services        5,795     4,055   19,436   12,425
        Customer Service, Appliance
          Leasing and Other            3,437     2,626   11,849   10,101
                                      ------   -------  -------  -------
                                    $124,660  $105,853 $395,243 $402,270
                                     =======   =======  =======  =======

        Gas Sold or Transported
        (MMcf)
        Firm Sales:
           Residential                 7,635     6,004   22,907   22,157
           Commercial                  5,128     4,367   16,216   15,985
           Industrial                  1,396     1,412    5,201    5,479
        Interruptible Sales            3,755     4,336   17,636   17,591
        Unregulated Sales              3,780     6,483      874    1,256
        Transportation Services        7,316     4,947   24,522   16,986
                                     -------   -------  -------  -------
                                      29,010    21,940   92,965   79,454
                                     =======   =======  =======  =======

        Average  Utility Customers
        Served
        Firm:
           Residential               330,801   326,059  329,815  318,186
           Commercial                 24,652    24,212   24,757   23,362
           Industrial                    354       391      387      386
        Interruptible                    133       107      129      107
        Transportation                   427       136      263      127
                                     -------   -------  -------  -------
                                     356,367    350,905  355,350  342,169
                                     =======    =======  =======  =======

        Degree Days in New Jersey
           Actual                      1,886     1,352    4,867    4,663
           Normal                      1,725     1,725    4,978    4,978

           Percentage variance from       9%       22%       2%       6%
             normal                   colder    warmer   warmer   warmer

        Employees (period  end)                           1,071    1,179

        Ratio of Earnings to Fixed
          Charges (Twelve-months                           1.52     1.48
           only)



             See the notes to the consolidated financial statements







                     NUI Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations



       The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New
     York). The latter four companies previously comprised the operations of Pennsylvania & Southern Gas Company ("PSGS"), which was acquired by the Company on April 19, 1994. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     Results of Operations

       Three-Month Periods Ended December 31, 1995 and 1994

       Net Income.  Net income for the three-month period ended
     December 31, 1995 was $6.4 million, or $0.70 per share, as compared with net income of $4.0 million, or $0.44 per share, for the three-month period ended December 31, 1994. The increase in the current period was primarily due to higher operating margins, lower operations and maintenance expenses and approximately $0.9 million of after-tax non-recurring charges incurred in the 1994 period. These increases were partially offset by higher interest and depreciation expenses.

       Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the gas commodity element of its revenues, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $18.8 million, or 18%, for the three-month period ended December 31, 1995 as compared with the three-month period ended December 31, 1994. The increase principally reflects the effect of weather in New Jersey that was 9% colder than normal and 39% colder than the prior year period. Operating revenues were also increased by higher sales to unregulated customers, increased customer service revenues and customer growth. The Company's total average number of utility customers served increased by 5,462, or 2%, including 4,407 heating customers, for the three-month period ended December 31, 1995 as compared with the three-month period ended December 31, 1994. Partially offsetting these increases were a reduction in gas costs under purchased gas adjustment clauses.

       The Company's operating margins increased by $3.1 million, or 7%, for the three-month period ended December 31, 1995 as compared with the three-month period ended December 31, 1994. The increase principally reflects increases in the number of customers served, higher sales to unregulated customers, increased customer service revenues and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. Operating margins were decreased by approximately $1.3 million for the three-month period ended December 31, 1995 and were increased by approximately $2.6 million for the three-month period ended December 31, 1994, under the weather normalization clauses.

       Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $1.6 million, or 5%, for the three-month period ended December 31, 1995 as compared with the three-month period ended December 31, 1994. The decrease was primarily the result of non-recurring pre-tax charges of $1.5 million incurred in the 1994 period associated in part with the settlement of a rate case in Florida in December 1994 and in part with the restructuring of the Company's operations in Florida. The decrease also reflects lower operations and maintenance expenses primarily due to lower labor and employee benefits costs as a result of an early retirement plan under which 95 eligible employees retired in fiscal 1995 and other work force reductions. These decreases were partially offset by higher depreciation expense due primarily to additional utility plant in service.

       The increase in income taxes for the three-month period ended December 31, 1995 as compared with the three-month period ended December 31, 1994, was due to the effects of higher pre-tax income .

       Interest Expense. Interest expense increased by approximately $0.6 million for the three-month period ended December 31, 1995 as compared with the three-month period ended December 31, 1994. The increase principally reflects higher average outstanding borrowings and higher short-term interest rates.

       Twelve-Month Periods Ended December 31, 1995 and 1994

       Net Income. Net income for the twelve-month period ended December 31, 1995 was $8.0 million, or $0.87 per share, as compared with $8.9 million, or $1.01 per share, for the twelve-month period ended December 31, 1994. The decrease is primarily due to non-recurring charges which, on an after-tax basis, were approximately $4.6 million, or $0.51 per share, in the current period as compared with after-tax non-recurring charges incurred during the prior year period of $1.5 million, or $0.17 per share, and higher interest and depreciation expenses. The prior year period also included the reversal of $1.8 million of income tax reserves. Partially offsetting these decreases was an increase in operating margins and lower operations and maintenance expenses.

        Net income per share for the twelve-month period ended
     December 31, 1995 was also affected by the increased average number of outstanding shares of NUI common stock as compared with the prior twelve-month period.

       Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended December 31, 1995 decreased approximately $7.0 million, or 2%, as compared with the twelve-month period ended December 31, 1994. The decrease was principally due to lower gas costs which resulted in refunds totaling $14 million to Northern Division customers and a significant decrease in revenues as a result of the Company's purchased gas adjustment clauses. The decrease was also attributed to lower revenues from industrial and interruptible sales customers who were able to remain on transportation service in the current period, due to the continuous availability of pipeline capacity during the heating season. Transportation revenues are significantly lower than sales revenues due to the cost of gas included in sales revenues; however, tariffs for transportation service are generally designed to provide the same margins as tariffs to sell and transport gas together. Therefore, the Company is financially indifferent as to whether it transports gas, or sells gas and transportation together. These decreases were partially offset by the inclusion of PSGS in the entire 1995 period results, the effect of weather in New Jersey that was 4% colder than the prior year period, a base rate increase in Florida, increased unregulated sales, higher customer service revenues and increases in the number of utility customers served. The Company's average number of utility customers served increased by 13,181, or 4%, including 10,293 heating customers, for the twelve-month period ended December 31, 1995 as compared with the twelve-month period ended December 31, 1994. Excluding the effect of a full year's inclusion of PSGS in the 1995 period, the average number of customers increased approximately 2%.

       The Company's operating margins increased by $8.8 million, or 6%, for the twelve-month period ended December 31, 1995 as compared with the twelve-month period ended December 31, 1994. The increase was principally the result of the inclusion of PSGS in the entire 1995 period results, a base rate increase in Florida, higher customer service revenues and increases in the number of customers served. Through the Company's weather normalization clauses, operating margins were increased by approximately $0.7 million for the twelve-month period ended December 31, 1995, and by approximately $2.1 million for the twelve-month period ended December 31, 1994.

       Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $3.1 million, or 3%, for the twelve-month period ended December 31, 1995 as compared with the twelve-month period ended December 31, 1994. The increase was primarily the result of non-recurring pre-tax charges of $7.1 million related to an early retirement program implemented in fiscal 1995 and the restructuring of the Company's operations in Florida, an additional $2.6 million of other pre-tax operating expenses from the inclusion of PSGS in the entire 1995 period results and an increase in depreciation expense due to additional utility plant in service. Partially offsetting these increases were lower operations and maintenance expenses primarily due to lower labor, pension and employee benefits costs.

       Income taxes increased by $3.5 million for the twelve-month period ended December 31, 1995 due to the reversal in the 1994 period of $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels, and the effect of higher pre-tax income in the 1995 period.

       Interest Expense. Interest expense increased by $3.1 million for the 1995 period as compared with the 1994 period primarily due to higher average outstanding borrowings and higher short-term interest rates.

     Regulatory Matters

       On November 3, 1995, the New Jersey Board of Public Utilities approved a petition filed by the Northern Division to reduce its annual purchased gas adjustment revenues by approximately $13.7 million and to refund to customers approximately $2.7 million, due to lower gas costs. None of such revenue reduction and refund affect the operating margins of the Company.

       On September 20, 1995, the North Carolina Utilities Commission approved a stipulation to increase the Company's base rates in North Carolina by $385,000 annually. The stipulation provides for a rate base amounting to approximately $11.9 million with an overall after-tax rate of return of 7.89%. The rate increase became effective in October 1995.

     Financing Activities and Resources

       The Company had a net use of cash from operating activities of $9.0 million for the three-month period ended December 31, 1995 as compared with net cash provided by operating activities of $10.0 million for the three-month period ended December 31, 1994. The decrease reflects higher accounts receivable in the current period as a result of colder weather. For the twelve-month period ended December 31, 1995, the Company's net cash provided by operating activities was $29.0 million as compared with $38.1 million for the twelve-month period ended December 31, 1994. The decrease reflects a higher level of accounts receivable partially offset by a lower level of payments in the 1995 period for New Jersey gross receipts and franchise taxes; the 1994 New Jersey gross receipts and franchise tax payments included an additional amount representing almost a half year's liability as a result of a change in the payment schedule by the State.

       Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

       Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $51.8 million at 6.0% for the three-month period ended December 31, 1995 and $111.5 million at 5.6% for the three-month period ended December 31, 1994. The weighted average daily amounts of notes payable to banks decreased principally due to the issuance of $70 million of Medium-Term Notes in fiscal 1995, which were used to repay short-term debt, partially offset by borrowings to finance portions of the Company's construction expenditures. Notes payable to banks increased as of December 31, 1995 as compared to the balance outstanding at September 30, 1995, due to seasonal borrowing requirements. At December 31, 1995, the Company had outstanding notes payable to banks amounting to $58.2 million and available unused lines of credit amounting to $99.8 million.

       Long-Term Debt and Funds for Construction Held by Trustee. In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of December 31, 1995, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement while the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions. The Company expects to issue in fiscal 1996 approximately $39 million of tax-exempt Gas Facilities Revenue Bonds for the purpose of financing a portion of the Northern Division's capital expenditure program.

        The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of December 31, 1995, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $13.4 million and is classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

       Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds of such issuances amounted to $1.1 million for the three-month period ended December 31, 1994, and were used primarily to reduce outstanding short-term debt. Effective in December 1994, these common stock plans commenced purchasing shares on the open market to fulfill the plans' requirements, rather than purchasing the shares directly from the Company. Under the terms of NUI Direct, the Company may change the method of purchasing shares no more frequently than every three months, from open market purchases to purchases directly from the Company, or vice versa; the method of purchasing shares may be changed no more frequently than every twelve months for the other plans.

       The Company plans to issue additional common stock in fiscal 1996 for the purpose of improving the Company's financial position by reducing outstanding debt and funding capital requirements. The issuances may be made under the Company's shelf registration statement (see "Long-Term Debt and Funds for Construction Held by Trustee") or it may be made under a separate registration statement. Regulatory approval for such issuance, which is expected to be not more than two million shares, is required but has not yet been sought.

     Capital Expenditures and Commitments

       Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $9.2 million for the three-month period ended December 31, 1995 as compared with $9.3 million for the three-month period ended December 31, 1994. Capital expenditures are expected to be approximately $42 million for all of fiscal 1996, as compared with a total of $37.9 million in fiscal 1995.

       The Company owns or previously owned six former manufactured gas plant ("MGP") sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate 7 of the Company's 16 MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. In addition to these costs, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters, see
     Note 3 of the Notes to the Consolidated Financial Statements.

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

       The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $7 million of such costs through December 31, 1995, which the Company has been authorized to recover through its purchased gas adjustment clauses. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $9 million, which it expects to also recover through the Company's purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

       As of December 31, 1995, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $0.1 million for the remainder of fiscal 1996, $30.1 in fiscal 1997 and $0.1 million in each of fiscal years 1998, 1999 and 2000.







                        PART II - OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     Exhibit
       No.     Description of Exhibit                  Reference

       27      Financial Data Schedule              Filed herewith

     (b)  Reports on Form 8-K

          On October 24, 1995, the Company filed a Form 8-K, Item 5, Other Events, reporting an amendment to the Company's By-Laws.

          On December 1, 1995, the Company filed a Form 8-K, Item 5, Other Events, reporting the establishment of a Shareholder Rights Plan.



                                SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     February 14, 1996
                                          President and Chief
                                          Executive Officer

                                          STEPHEN M. LIASKOS
     February 14, 1996
                                          Controller