Form 10-Q/A
period 1995-12-31
NUI CORP
filed 1996-02-23
CIK 70668

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


                              Yes     x     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1996: Common Stock, No Par Value: 9,199,586 shares outstanding.


     NOTE:

         THE PURPOSE OF THIS AMENDMENT IS TO CORRECT ERRORS TO:

         1.  CONSOLIDATED STATEMENT OF INCOME

         2.  CONSOLIDATED STATEMENT OF CASH FLOWS

         3.  SUMMARY CONSOLIDATED OPERATING DATA







                        NUI Corporation and Subsidiaries
                 Consolidated Statement of  Income (Unaudited)
                (Dollars in thousands, except per share amounts)
                                        Three Months         Twelve Months
                                           Ended                 Ended
                                         December 31,         December 31,

                                      1995        1994       1995        1994


     Operating Margins
        Operating revenues         $124,650     $105,852   $395,242    $402,270
        Less - Purchased gas and     68,295       54,197    203,608     219,009
           fuel
        Gross receipts and           11,209        9,571     35,306      35,705
                franchise taxes     -------      -------    -------     -------

                                     45,146       42,084    156,328     147,556
                                    -------      -------    -------     -------
     Other Operating Expenses
      Operations and maintenance     22,768       23,587     89,702      93,749
      Depreciation and
        amortization                  5,566        4,949     20,367      18,211
      Restructuring and other
        non-recurring charges            --        1,457      7,134       2,380
      Other taxes                     1,855        1,751      7,762       7,523
      Income taxes                    3,537        1,991      4,431         912
                                    -------      -------    -------     -------
                                     33,726       33,735    129,396     122,775
                                    -------      -------    -------     -------

   Operating Income                  11,420        8,349     26,932      24,781
                                    -------      -------    -------     -------

   Other Income and Expense, Net         74           85        429         392

   Interest Expense                   5,048       4,456      19,375      16,267
                                    -------     -------     -------     -------

   Net Income                       $ 6,446     $ 3,978     $ 7,986     $ 8,906
                                    =======     =======     =======     =======

  Net Income Per Share of             $0.70       $0.44       $0.87       $1.01
  Common Stock

  Dividends Per Share of Common      $0.225      $0.225       $0.90       $1.425
  Stock

  Weighted Average Number of
  Shares of Common Stock          9,144,932   9,137,457   9,154,788    8,845,921
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
                                            =======         =======

                   *Derived from audited financial statements
             See the notes to the consolidated financial statements




                        NUI Corporation and Subsidiaries
               Consolidated Statement of  Cash Flows (Unaudited)
                             (Dollars in thousands)

                                       Three Months     Twelve Months
                                          Ended             Ended
                                       December 31,      December 31,
                                       1995     1994     1995     1994

     Operating Activities
     Net income                      $ 6,446  $ 3,978   $ 7,986  $ 8,906
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation and
        amortization                   5,821    5,273    21,480   19,557
       Deferred Federal income
        taxes                          1,135      539     2,601    7,233
       Non-cash portion of
        restructuring and other
        other non-recurring charges     --        628     4,285      628
       Amortization of deferred
        investment tax credits         (116)     (117)     (467)    (461)
           Other                        895     1,446     4,075    4,206
           Effect of changes in:
           Accounts receivable,
            net                     (44,826)  (20,710)  (16,193)   1,311
           Fuel inventories           7,412     5,628     2,771      568
           Accounts payable,          5,781    11,321     5,184   15,651
            deposits and
            accruals
           Gross receipts and         9,713     8,160    (2,599) (11,906)
            franchise taxes
           Other                     (1,220)   (6,162)     (147)  (7,585)
                                    -------   -------   -------  -------
          Net cash (used in)
           provided by operating
           activities                (8,959)    9,984    28,976   38,108
                                    -------   -------   -------  -------
     Financing Activities
     Proceeds from sales of common
      stock, net of treasury
      stock purchased                    --     1,135     (558)    6,187
     Dividends to shareholders       (2,069)   (2,064)  (8,301)  (12,616)
     Proceeds from issuance of
     long-term debt                      --        --   70,000    66,500
     Funds for construction held by
      trustee, net                      178     4,813    5,490      (180)
     Repayments of long-term debt       (44)      (31)  (9,915)  (54,190)
     Principal payments under
      capital lease obligations        (581)     (520)  (1,905)   (2,078)
     Net short-term borrowings
      repayments)                    20,286       225  (52,129)   16,318
                                    -------   -------   ------   -------
     Net cash provided by financing
      activities                     17,770     3,558    2,682    19,941
                                    -------   -------  -------   -------
     Investing Activities
     Cash expenditures for utility
      plant                          (9,828)  (14,089) (33,715) (54,598)
     Other                             (385)     (312)    (522)    (406)
                                    -------   -------  -------  -------
       Net cash used in investing
        activities                  (10,213)  (14,401) (34,237) (55,004)
                                    -------   -------  -------  -------
     Net increase (decrease) in
     cash and cash equivalents      $(1,402)  $  (859) $(2,579) $ 3,045
                                     ======    ======   ======   ======
     Cash and Cash Equivalents
     At beginning of period          $3,601   $ 5,637  $ 4,778  $ 1,733
     At end of period                 2,199     4,778    2,199    4,778

     Supplemental Disclosures of
     Cash Flows
     Income taxes paid (refunds
      received), net                    --   $(3,097) $ 1,968  $(2,431)
     Interest paid                  $6,085     4,812   18,709   15,959



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
                                     =======   =======  =======  =======

        Gas Sold or Transported
        (MMcf)
        Firm Sales:
           Residential                 7,635     6,004   22,907   22,157
           Commercial                  5,128     4,367   16,216   15,985
           Industrial                  1,396     1,412    5,201    5,479
        Interruptible Sales            3,755     4,336   17,636   17,591
        Unregulated Sales              3,780       874    6,483    1,256
        Transportation Services        7,316     4,947   24,522   16,986
                                     -------   -------  -------  -------
                                      29,010    21,940   92,965   79,454
                                     =======   =======  =======  =======

        Average  Utility Customers
        Served
        Firm:
           Residential               330,801   326,059  329,815  318,186
           Commercial                 24,652    24,212   24,757   23,362
           Industrial                    354       391      386      387
        Interruptible                    133       107      129      107
        Transportation                   427       136      263      127
                                     -------   -------  -------  -------
                                     356,367    350,905  355,350  342,169
                                     =======    =======  =======  =======

        Degree Days in New Jersey
           Actual                      1,886     1,352    4,867    4,663
           Normal                      1,725     1,725    4,978    4,978

           Percentage variance from       9%       22%       2%       6%
             normal                   colder    warmer   warmer   warmer

        Employees (period  end)                           1,071    1,179

        Ratio of Earnings to Fixed
          Charges (Twelve-months                           1.52     1.48
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