Form 10-Q
period 1996-03-31
NUI CORP
filed 1996-05-06
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter Ended March 31, 1996   Commission File # 1-8353



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


                            Yes  X      No

   The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1996: Common Stock, No Par Value: 9,199,586 shares outstanding.

                       NUI Corporation and Subsidiaries
                Consolidated Statement of  Income (Unaudited)
               (Dollars in thousands, except per share amounts)


                           Three Months    Six Months Ended   Twelve Months
                              Ended             Ended             Ended
                            March 31,         March 31,         March 31,

                          1996      1995       1996     1995       1996       1995

   Operating Margins
    Operating revenues  $170,855  $147,940   $295,50  $253,79    $418,158   $394,090
     Less - Purchased
       gas and fuel       96,365    78,145   164,660  132,342     221,828    208,171
     Gross receipts
       and franchise      15,697    14,469    26,906   24,041      36,534     33,610
       taxes             -------   -------   -------  -------     -------    -------
                          58,793    55,326   103,939   97,409     159,796    152,309
                         -------   -------   -------  -------     -------    -------

   Other Operating
   Expenses
    Operations and
      maintenance        24,300    23,896    47,068   47,484      90,107      94,819
    Depreciation and
      amortization        5,304     4,953    10,870    9,902      20,718      18,926
    Restructuring and
      other non-
      recurring charges      --     7,134       --     8,591          --       9,514
    Other taxes           1,992     2,045    3,847     3,795       7,709       7,734
    Income taxes          8,036     4,310   11,573     6,301       8,158      (1,079)
                        -------   -------  -------   -------     -------      ------
                         39,632    42,338   73,358    76,073     126,692     129,914
                        -------   -------  -------   -------     -------     -------

   Operating Income      19,161    12,988   30,581    21,336      33,104      22,395

   Other Income and
   Expense,  Net             33       145      108       231         317         453

   Interest Expense       4,739     4,579    9,788     9,035      19,535      17,206
                        -------   -------  -------   -------     -------     -------

   Net Income           $14,455    $8,554  $20,901   $12,532     $13,886      $5,642
                         ======     =====   ======    ======      ======       =====

   Net Income Per
   Share of Common        $1.58    $0.93    $2.29    $1.37      $1.52         $0.62
   Stock                   ====     ====     ====     ====       ====          ====

   Dividends Per Share
   of Common Stock       $0.225   $0.225    $0.45    $0.45      $0.90         $1.25
                          =====    =====     ====     ====       ====          ====
   Weighted Average
   Number of Shares of
   Common Stock
   Outstanding        9,143,299 9,165,239 9,144,120 9,151,195 9,149,302   9,071,734
                      ========= ========= ========= ========= =========   =========

                       See the notes to the consolidated financial statements


                       NUI Corporation and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                         March 31,   September 30,
                                            1996           1995
                                         (Unaudited)       (*)

   ASSETS
   Utility Plant
      Utility plant, at original cost    $610,295        $597,360
      Accumulated depreciation and
        amortization                     (192,627)       (184,558)
      Unamortized plant acquisition
        adjustments                        34,281          35,269
                                          -------         -------
                                          451,949         448,071
                                          -------         -------
   Funds for Construction Held by
   Trustee                                 14,449          14,405
                                          -------         -------

   Investments in Marketable Securities     3,048           2,723
                                          -------         -------

   Current Assets
    Cash and cash equivalents               5,444           3,601
    Accounts receivable (less
    allowance for doubtful accounts
    of $3,278 and $1,689, respectively)    85,210          30,293
    Fuel inventories, at average cost       4,800          27,629
    Prepayments and other                   7,032          20,007
                                          -------         -------
                                          102,486          81,530
                                          -------         -------
   Other Assets
      Regulatory assets                    53,757          54,374
      Deferred charges                      8,445           9,062
                                          -------         -------
                                           62,202          63,436
                                          -------         -------

                                         $634,134        $610,165
                                          =======         =======

   CAPITALIZATION AND LIABILITIES
   Capitalization
      Common shareholders' equity        $157,810        $140,912
      Preferred stock                          --              --
      Long-term debt                      221,993         222,060
                                          -------         -------
                                          379,803         362,972
                                          -------         -------
   Capital Lease Obligations               10,467          11,114

   Current Liabilities
      Current portion of long-term debt
      and capital lease obligations         1,607           1,759
      Notes payable to banks               18,205          37,935
      Accounts payable, customer
      deposits and accrued liabilities     72,093          63,665
      General taxes                        15,742           3,054
      Federal income taxes                  9,707           4,664
                                          -------         -------
                                          117,354         111,077
                                          -------         -------
   Deferred Credits and Other
   Liabilities
      Deferred Federal income taxes        53,505          51,946
      Unamortized investment tax
      credits                               6,868           7,102
      Environmental remediation reserve    33,981          33,981
      Regulatory and other liabilities     32,156          31,973
                                          -------         -------
                                          126,510         125,002
                                          -------         -------

                                         $634,134        $610,165
                                          =======         =======

                            *Derived from audited financial statements
                       See the notes to the consolidated financial statements


                       NUI Corporation and Subsidiaries
              Consolidated Statement of  Cash Flows (Unaudited)
                            (Dollars in thousands)

                                     Six Months        Twelve Months
                                       Ended               Ended
                                     March 31,           March 31,
                                    1996    1995       1996     1995


  Operating Activities
  Net income                      $20,901  $12,532     $13,886  $ 5,642
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Depreciation and
       amortization               11,408   10,544      21,796    20,287
     Deferred Federal income
      taxes                        2,097      442       3,660     3,664
     Restructuring & other non-
       recurring charges             --     4,913          --     6,149
     Amortization of deferred
       investment tax credits      (234)     (235)       (467)     (483)
     Other                        3,221     2,784       5,063     3,433
     Effect of changes in:
      Accounts receivable, net  (54,917)  (23,446)    (23,548)    8,965

       Fuel inventories          22,829    21,612       2,204      (767)
       Accounts payable,
       deposits and
       accruals                  10,433    24,629      (3,472)   13,538
       Gross receipts and
       franchise taxes           22,619    19,540      (1,073)   26,191
       Other                      4,730    (4,026)      3,668    (8,225)
                                 ------    ------       -----    ------
    Net cash provided by
    operating activities         43,087    69,289      21,717    78,394
     activities                  ------    ------      ------    ------


  Financing Activities
  Proceeds from sales of
   common stock, net of
   treasury stock purchased          --     1,135        (588)    4,574
  Dividends to shareholders      (4,170)   (4,149)     (8,317)  (11,382)


  Proceeds from issuance of
  long-term debt                    --     50,000      20,000   116,500
  Funds for construction held
   by trustee, net                 376      6,648       3,853      (795)
  Repayments of long-term debt     (67)       (64)     (9,905)  (54,223)
  Principal payments under
  capital lease obligations     (1,194)      (951)     (2,087)   (1,970)
  Net short-term borrowings
    (repayments)               (19,730)   (98,550)      6,630   (76,377)
                                ------     ------      ------    ------
 Net cash provided by (used
 in) financing activities      (24,785)   (45,931)     9,616    (23,673)
                                ------     ------     ------     ------

  Investing Activities
  Cash expenditures for
   utility plant              (15,904)   (20,990)    (32,890)   (50,919)
  Other                          (555)      (400)       (604)      (135)
                               ------     ------      ------     ------
  Net cash used in
  investing  activities       (16,459)   (21,390)    (33,494)   (51,054)
                               ------     ------      ------     ------

  Net increase (decrease)
   in cash and cash
   equivalents                $1,843      $1,968     $(2,161)    $3,667
                               =====       =====       =====      =====

  Cash and Cash Equivalents
  At beginning of period     $3,601      $5,637      $ 7,605    $ 3,938
  At end of period           $5,444      $7,605      $ 5,444    $ 7,605

  Supplemental Disclosures
   of Cash Flows
  Income taxes paid
  (refunds received), net   $   375     $(1,685)    $(1,129)   $(1,019)
  Interest paid             $10,506     $ 7,417     $17,436    $18,564

                              *Derived from audited financial statements
                          See the notes to consolidated financial statements

                       NUI Corporation and Subsidiaries
            Notes to  the Consolidated Financial Statements



   1.Basis of Presentation

     The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas and related services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas
   Service (New York). In addition to gas distribution operations, the Company provides gas sales and related services through its Natural Gas Services, Inc. subsidiary; bill processing and related customer services for utilities and municipalities through its Utility Billing Services, Inc. subsidiary; and energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary.

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

   2. Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):

                                              March 31, September 30,
                                                1996         1995


   Common stock, no par value                 $139,353    $139,093
   Shares held in treasury                      (1,562)     (1,265)
   Retained earnings                            20,652       3,921
   Unrealized gain on marketable securities        436         232
   Unearned employee compensation - ESOP        (1,069)     (1,069)
                                                ------      ------
   Total common shareholders' equity          $157,810    $140,912
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

        The Company, with the  aid of environmental consultants,  regularly
   assesses  the  potential   future  costs   associated  with   conducting
   investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental


   investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve, which includes remediation costs for 7 of the Company's 16 MGP sites, is net of approximately $5 million which will be borne by a prior owner and operator of two of the Northern Division sites in accordance with a cost sharing agreement. Of this approximate $34 million reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. The
   Company is not able at this time to determine the requirement for remediation if contamination is present at any of the other sites and, if present, the costs associated with such remediation. The Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in additional possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books.

        The Company believes that its remediation costs for the Northern Division MGP sites will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $33 million as of March 31, 1996, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. In September 1995, the Northern Division filed a petition with the NJBPU to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC would enable the Company to recover actual MGP expenses over a rolling seven-year period. Other New Jersey utilities have received similar authorization to recover MGP environmental expenditures in rates. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                       NUI Corporation and Subsidiaries
                      Summary Consolidated Operating Data


                                      Three Months        Six Months         Twelve Months
                                          Ended             Ended                 Ended
                                        March 31,          March 31,            March 31,
                                      1995     1996      1996     1995        1996    1995


Operating Revenues (Dollars in
  thousands)
Firm Sales:
  Residential                     $ 81,098  $ 76,493   $137,707  $127,107   $183,987  $183,010
  Commercial                        43,749    42,846     75,243    71,768    102,157   104,125
  Industrial                         9,090     6,584     14,746    12,514     22,402    22,545
Interruptible Sales                 11,767    11,069     23,468    23,224     48,371    53,355
Unregulated Sales                   15,985     3,545     25,943     5,255     28,190     5,235
Transportation Sales                 5,886     4,623     11,681     8,678     20,699    15,693
Customer Service, Appliance
  Leasing and Other                  3,280     2,780      6,717     5,246     12,351     9,765
                                   -------   -------    -------   -------    -------   -------

Gas Sold or Transported
 (MMcf)
Firm Sales:
  Residential                       11,181    9,833     18,592     15,936     24,255    21,487
  Commercial                         6,853    6,949     11,981     10,798     16,638    15,666
  Industrial                         1,749    1,525      3,145      2,937      5,425     5,235
Interruptible Sales                  3,024    3,929      6,779      8,264     16,731    18,691
Unregulated Sales                    4,481    1,695      8,261      2,722      9,269     2,884
                                     5,149    6,112     12,485     10,865     22,759    19,620
                                    ------   ------     ------     ------     ------    ------
                                    32,437   29,525     61,223     51,522     95,077    83,583
                                    ======   ======     ======     ======      ======   ======

Average Utility
Customers Served

Firm:
    Residential                   334,231  330,221    330,968    327,908     330,818   325,063
    Commercial                     24,826   24,800     24,739     24,628      24,764    24,204
    Industrial                        338      399        346        395         371       399
Interruptible                         146      109        140        134         138       137
Transportation                        643      149        535        148         387       144
                                  -------  -------    -------    -------     -------   -------
                                  360,184  355,678    356,728    353,213     356,478   349,947
                                  =======  =======    =======    =======     =======   =======

Degree Days in
New Jersey
  Actual                           2,829    2,427      4,715      3,779        5,269     4,175
  Normal                           2,690    2,673      4,415      4,398        4,978     4,978
  Percentage variance
    from normal                      5%        9%         7%        14%           6%       16%
                                 colder    warmer     colder     warmer       colder     warmer

Employees                                                                      1,070      1,129

Ratio of Earnings to
Fixed Charges
(Twelve months only)                                                            1.99       1.22

                   See the notes to the consolidated financial statements


                   NUI Corporation and Subsidiaries
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations



     The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New
   York). In addition to gas distribution operations, the Company provides gas sales and related services through its Natural Gas Services, Inc. subsidiary; bill processing and related customer services for utilities and municipalities through its Utility Billing Services, Inc. subsidiary; and energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

   Results of Operations

     Three-Month Periods Ended March 31, 1996 and 1995

     Net Income. Net income for the three-month period ended March 31, 1996 was $14.5 million, or $1.58 per share, as compared with net income of $8.6 million, or $0.93 per share, for the three-month period ended March 31, 1995. The increase in the current period was primarily the result of higher operating margins and approximately $4.7 million of after-tax non-recurring charges incurred in the 1995 period. This increase was partially offset by higher operations and maintenance and depreciation expenses.

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the gas commodity element of its revenues, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $22.9 million, or 15%, for the three-month period ended March 31, 1996 as compared with the three-month period ended March 31, 1995. The increase principally reflects the effect of weather in New Jersey that was 5% colder than normal and 17% colder than the prior year period. Operating revenues were also increased due to higher sales to unregulated customers, increased customer service revenues and customer growth. Partially offsetting these increases was a reduction in gas costs under purchased gas adjustment clauses.

     In order to take advantage of opportunities arising from increasing deregulation within the natural gas industry, the Company has increased its focus on transactions in which prices are established by competitive markets rather than regulatory mandate. The Company has increased its sales to commercial and industrial customers through its subsidiary, Natural Gas Services, Inc. In addition, the Company recently formed NUI Energy Brokers, Inc. for the purpose of enhancing margins through energy brokerage activities. The Company's utility operations also make sales of natural gas to customers outside of its franchise service territories when opportunities exist to obtain additional value from its supply and pipeline capacity under contract. While the prices charged for these sales are not regulated, margins realized are shared between ratepayers and the Company as follows: New Jersey 80/20%, Florida 50/50% and North Carolina 75/25%. The Company's other utility operations do not currently have margin sharing and therefore any off-system sales are returned 100% to ratepayers. During the three-month period ended March 31, 1996, the Company was able to increase off-system sales as a result of the colder weather.

     The Company's operating margins increased by $3.5 million, or 6%, for the three-month period ended March 31, 1996 as compared with the three-month period ended March 31, 1995. The increase principally reflects higher sales to unregulated customers, increased customer service revenues, increases in the number of customers served and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. Operating margins were decreased by approximately $1.0 million for the three-month period ended March 31, 1996 and were increased by approximately $1.9 million for the three-month period ended March 31, 1995, under the weather normalization clauses.

     Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $6.4 million, or 17%, for the three-month period ended March 31, 1996 as compared with the three-month period ended March 31, 1995. The decrease was primarily the result of non-recurring pre-tax charges of $7.1 million incurred in the 1995 period associated in part with an early retirement program established by the Company in fiscal 1995 under which 95 eligible employees retired, and in part to the restructuring of the Company's Southern Division operations. This decrease was partially offset by higher operations and maintenance expenses and depreciation. Operations and maintenance expenses increased approximately $0.4 million due to increased costs incurred as a result of the colder weather in New Jersey during the current quarter and to higher costs from the Company's unregulated sales and customer service activities. The operations and maintenance expense increase was partially offset by lower labor and employee benefits costs reflecting the Company's 5% reduction in work force. Depreciation expense increased by approximately $0.4 million due to additional utility plant in service.

     The increase in income taxes for the three-month period ended March 31, 1996 as compared with the three-month period ended March 31, 1995, was principally due to the effects of higher pre-tax income .

     Interest Expense . Interest expense increased by approximately $0.2 million for the three-month period ended March 31, 1996 as compared with the three-month period ended March 31, 1995. The increase principally reflects higher average borrowings partially offset by lower average short-term interest rates and a decrease in interest recorded on the over-collection of gas costs by the Northern Division.

          Six-Month Periods Ended March 31, 1996 and 1995

     Net Income. Net income for the six-month period ended March 31, 1996 was $20.9 million, or $2.29 per share, as compared with net income of $12.5 million, or $1.37 per share, for the six-month period ended March 31, 1995. The increase in the current period was primarily due to higher operating margins, lower operations and maintenance expenses and approximately $5.6 million of after-tax non-recurring charges incurred in the 1995 period. This increase was partially offset by higher interest and depreciation expenses.

     Operating Revenues and Operating Margins. The Company's operating revenues increased by $41.7 million, or 16%, for the six-month period ended March 31, 1996 as compared with the six-month period ended March 31, 1995. The increase principally reflects the effect of weather in New Jersey that was 7% colder than normal and 25% colder than the prior year period. Operating revenues were also increased by higher sales to unregulated customers, increased customer service revenues and customer growth. Partially offsetting these increases was a reduction in gas costs under purchased gas adjustment clauses.

     The Company's operating margins increased by $6.5 million, or 7%, for the six-month period ended March 31, 1996 as compared with the six-month period ended March 31, 1995. The increase principally reflects increases in the number of customers served, higher sales to unregulated customers, increased customer service revenues and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. Operating margins were decreased by approximately $2.1 million for the six-month period ended March 31, 1996 and were increased by approximately $4.5 million for the six-month period ended March 31, 1995, under the weather normalization clauses.

     Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $8 million, or 11%, for the six-month period ended March 31, 1996 as compared with the six-month period ended March 31, 1995. The decrease was primarily the result of non-recurring pre-tax charges of $8.6 million incurred in the 1995 period associated with the implementation of the Company's early retirement program, the restructuring of the Southern Division and the settlement of a rate case in Florida. The decrease also reflects lower operations and maintenance expenses primarily due to lower labor and employee benefits costs reflecting the Company's 5% reduction in work force, partially offset by costs incurred as a result of colder weather in New Jersey during the current heating season, and higher costs associated with the Company's unregulated sales and customer service activities. These decreases were partially offset by higher depreciation expense due primarily to additional utility plant in service.

     The increase in income taxes for the six-month period ended March 31, 1996 as compared with the six-month period ended March 31, 1995, was primarily due to the effects of higher pre-tax income .

     Interest Expense . Interest expense increased by approximately $0.7 million for the six-month period ended March 31, 1996 as compared with the six-month period ended March 31, 1995 principally due to higher
   average    borrowings  as  a  result  of  working  capital  requirements associated with colder weather and growth in the Company's investment in plant.

   Twelve-Month Periods Ended March  31, 1996 and 1995

     Net Income. Net income for the twelve-month period ended March 31, 1996 was $13.9 million, or $1.52 per share, as compared with $5.6 million, or $0.62 per share, for the twelve-month period ended March 31, 1995. The increase was due to non-recurring charges in the prior year period which, on an after-tax basis, were approximately $6.1 million, higher operating margins and lower operations and maintenance expenses. This increase was partially offset by higher interest and depreciation expenses, and the reversal in the 1995 period of $1.8 million of income tax reserves.

     Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended March 31, 1996 increased approximately $24.1 million, or 6%, as compared with the twelve-month period ended March 31, 1995. The increase was principally due to weather in New Jersey that was 6% colder than normal and 26% colder than the prior year period. Operating revenues were also increased by higher sales to unregulated customers, increased customer service revenues and customer growth. Partially offsetting these increases were the effects of lower gas costs which resulted in refunds totaling $14 million to Northern Division customers and a significant decrease in revenues as a result of the Company's purchased gas adjustment clauses. Also contributing to a decrease in revenues were lower revenues from industrial and interruptible sales customers who were able to remain on transportation service in the current period due to the continuous availability of pipeline capacity during the heating season. Transportation revenues are significantly lower than sales revenues due to the cost of gas included in sales revenues; however, tariffs for transportation service are generally designed to provide the same margins as tariffs to sell and transport gas together. Therefore, the Company is financially indifferent as to whether it transports gas, or sells gas and transportation together.

     The Company's operating margins increased by $7.5 million, or 5%, for the twelve-month period ended March 31, 1996 as compared with the twelve-month period ended March 31, 1995. The increase was principally the result of increases in the number of customers served, higher sales to unregulated customers, higher customer service revenues and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. Through the Company's weather normalization clauses, operating margins were decreased by approximately $2.1 million for the twelve-month period ended March 31, 1996, and were increased by approximately $5.2 million for the twelve-month period ended March 31, 1995.

     Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $12.5 million, or 10%, for the twelve-month period ended March 31, 1996 as compared with the twelve-month period ended March 31, 1995. The decrease was primarily the result of non-recurring pre-tax charges of $9.5 million incurred in the 1995 period associated with the implementation of the Company's early retirement program, the restructuring of the Southern Division and the settlement of a rate case in Florida. The decrease was also due to lower operations and maintenance expenses primarily reflecting lower labor, pension and employee benefits costs. Partially offsetting these decreases was an increase in depreciation expense due to additional utility plant in service.

     Income taxes increased by $9.2 million for the twelve-month period ended March 31, 1996 due to the reversal in the 1995 period of $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels, and the effect of higher pre-tax income in the 1996 period.

     Interest Expense. Interest expense increased by $2.3 million for the 1996 period as compared with the 1995 period primarily due to higher average borrowings as a result of working capital requirements due to colder weather and growth in the Company's investment in plant, and higher short-term interest rates.

   Regulatory Matters

     On April 17, 1996, City Gas Company of Florida filed a notice with the Florida Public Service Commission indicating that within 60 days it intends to file a request for a change in base rates. There can be no assurances that the Company's rate request, when filed, will be granted or, if granted, that the Company will receive the full amount requested.

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

   Financing Activities and Resources

     The Company had net cash provided by operating activities of $43.1 million for the six-month period ended March 31, 1996 as compared with $69.3 million for the six-month period ended March 31, 1995. For the twelve-month period ended March 31, 1996, the Company's net cash provided by operating activities was $21.7 million as compared with $78.4 million for the twelve-month period ended March 31, 1995. The decreases in the 1996 periods reflect a higher level of accounts receivable primarily due to colder weather and a significantly lower overcollection of gas costs through the Company's purchased gas adjustment clauses. The twelve-month period also reflects a decrease in cash provided by operations due to the timing of the payment of New Jersey gross receipts and franchise tax payments.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $45.9 million at 5.9% for the six-month period ended March 31, 1996 and $87.4 million at 5.8% for the six-month period ended March 31, 1995. The weighted average daily amounts of notes payable to banks decreased principally due to the full effect of the issuance of $70 million of Medium-Term Notes in fiscal 1995, which were used to repay short-term debt, partially offset by borrowings to finance portions of the Company's construction expenditures. Notes payable to banks decreased as of March 31, 1996 as compared to the balance outstanding at September 30, 1995, due to positive seasonal cash flows. At March 31, 1996, the Company had outstanding notes payable to banks amounting to $18.2 million and available unused lines of credit amounting to $139.8 million.

     Long-Term Debt and Funds for Construction Held by Trustee. In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of March 31, 1996, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions. The Company expects to issue in fiscal 1996 approximately $39 million of tax-exempt Gas Facilities Revenue Bonds for the purpose of financing a portion of the Northern Division's capital expenditures program. Regulatory approval for such issuance has been sought, but has not yet been obtained.

      The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of March 31, 1996, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $13.2 million and is classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. In April 1996, the Company filed a registration statement with the Securities and Exchange Commission to issue up to 2,000,000 additional shares of common stock. Regulatory approval for such issuance has been sought and is expected in May 1996. The Company anticipates issuing the additional shares in late May 1996 for the purpose of reducing outstanding debt and for other general corporate purposes.

     The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective in December 1994, these common stock plans commenced purchasing shares on the open market to meet the plans' requirements, rather than purchasing the shares directly from the Company. Under the terms of NUI Direct, the Company may change the method of purchasing shares no more frequently than every three months, from open market purchases to purchases directly from the Company, or vice versa; the method of purchasing shares may be changed no more frequently than every twelve months for the other plans. The proceeds of such issuances amounted to $1.1 million for the six-month period ended March 31, 1995, and were used primarily to reduce outstanding short-term debt. The Company received approval at its Annual Meeting of Shareholders held on March 12, 1996, for three new common stock plans: the 1996 Employee Stock Purchase Plan, the 1996 Director Stock Purchase Plan and the 1996 Stock Option and Stock Award Plan. Any issuances of shares under the new plans will be made by newly issued shares purchased from the Company.

   Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $14.2 million for the six-month period ended March 31, 1996 as compared with $17.2 million for the six-month period ended March 31, 1995. Capital expenditures are expected to be approximately $42 million for all of fiscal 1996, as compared with a total of $37.9 million in fiscal 1995.

     The Company owns or previously owned six former manufactured gas plant ("MGP") sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate 7 of the Company's 16 MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. In addition to these costs, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. In September 1995, the Northern Division filed a petition with the NJBPU to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC would enable the Company to recover actual MGP expenses over a rolling seven-year period. Other New Jersey utilities have received similar authorization to recover MGP environmental expenditures in rates. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters, see Note 3 of the Notes to the Consolidated Financial Statements.

     Certain of the Company's long -term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $78 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 9 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

     The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $9 million of such costs through March 31, 1996. All of such costs, except for costs incurred by the Company's Pennsylvania operation, have been authorized for recovery through its purchased gas adjustment clauses. The Company expects to file for and obtain full recovery of such costs in Pennsylvania in the near future. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $9 million, which it expects to also recover through the Company's purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

     As of March 31, 1996, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $0.1 million for the remainder of fiscal 1996, $30.1 in fiscal 1997 and $0.1 million in each of fiscal years 1998, 1999 and 2000.


                      PART II - OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders

        The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 1996.

        The Annual Meeting of Shareholders of NUI Corporation was held on March 12, 1996. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. At the meeting, the shareholders elected directors, ratified the appointment of independent public accountants and approved three new common stock plans; the 1996 Stock Option and Stock Award Plan; the 1996 Employee Stock Purchase Plan; and the 1996 Director Stock Purchase Plan.

   The total votes were as follows:          Against or
                                    For       Withheld    Abstain


   (1)  Election of directors to
         serve for three-year
         terms:
        - Calvin R. Carver        7,839,602  237,744         --
        - Vera King Farris        7,839,285  238,061         --
        - John Winthrop           7,849,844  227,502         --

   (2)  Ratification of the
        appointment of Arthur
        Andersen LLP as
        independent
        public accountants       7,959,757    54,162        63,427

   (3)  Approval of three new
        common stock plans:
        -1996 Stock Option and
          Stock Award Plan       7,274,930   623,658       178,758
        -1996 Employee Stock
          Purchase Plan          7,614,578   313,420       149,348
        -1996 Director Stock
          Purchase Plan          7,259,764   602,978       214,604

   Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
     No.     Description of Exhibit                  Reference

     27 Financial Data Schedule                    Filed herewith

   (b)  Reports on Form 8-K

        None.


                              SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NUI CORPORATION

                                        JOHN KEAN, JR.
   May  6, 1996                         President and Chief
                                        Executive Officer

                                        STEPHEN M. LIASKOS
   May   6, 1996                        Vice President and
                                        Controller(Principal
                                        Accounting Officer)