Form 10-Q
period 1996-06-30
NUI CORP
filed 1996-08-15
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended June 30, 1996    Commission File # 1-8353



                              NUI CORPORATION
          (Exact name of registrant as specified in its charter)



                  New Jersey                       22-1869941
           (State of incorporation)              (IRS employer
                                              identification no.)


           550 Route 202-206, PO Box 760, Bedminster, New Jersey
                                07921-0760
       (Address of principal executive offices, including zip code)


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


                             Yes     X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1996: Common Stock, No Par Value: 11,089,599 shares outstanding.

                        NUI Corporation and Subsidiaries
                 Consolidated Statement of  Income (Unaudited)
                (Dollars in thousands, except per share amounts)
                           Three Months        Nine Months Ended      Twelve Months
                              Ended                 June 30,              Ended
                             June 30,                                     June 30,
                             1996       1995      1996      1995       1996        1995

     Operating Margins
      Operating            $95,370    $62,136    $390,875   $315,928   $451,391    $378,292
       revenues
      Less - Purchased
       gas and fuel         55,695     25,454     220,355    157,796    252,069     191,746
      Gross receipts
       and franchise         6,257      5,838      33,163     29,878     36,952      33,693
       taxes                 -----      -----      ------     ------     ------      ------
                            33,418     30,844     137,357    128,254    162,370     152,853
                            ------     ------     -------    -------    -------     -------

     Other Operating
     Expenses
      Operations and        23,316     22,678      70,383     70,161     90,744      94,083
       maintenance

      Depreciation and       5,501      4,981      16,371     14,883     21,238      19,428
       amortization

      Restructuring and
       other non-
       recurring
       charges                   -          -           -      8,591          -       9,514

        Other taxes          1,959      2,057       5,808      5,853      7,613       7,620

        Income taxes          (730)    (1,248)     10,842      5,111      8,617        (775)
                            ------      -----      ------    -------      -----       -----
                            30,046     28,468     103,404    104,599    128,212     129,870
                           -------    -------     -------    -------    -------     -------

     Operating Income        3,372      2,376      33,953     23,655     34,158      22,983

     Other Income and          122        157         230        445        224         705
     Expense,  Net

     Interest Expense       $4,497     $4,729     $14,285    $13,764    $19,303     $18,008
                             -----      -----      ------     ------     ------      ------

     Net Income            $(1,003)   $(2,196)    $19,898    $10,336    $15,079     $ 5,680
                            ======     ======      ======     ======     ======      ======

     Net Income Per
     Share of Common
     Stock                  $(0.10)    $(0.24)     $ 2.11    $  1.13    $  1.61     $  0.62
                           =======     ======      ======    =======    =======       =====

     Dividends Per
     Share of Common
     Stock                 $ 0.225    $ 0.225     $ 0.675    $ 0.675    $ 1.075     $ 1.075
                           =======    =======     =======    =======    =======     =======

     Weighted Average
     Number of Shares
     of Common Stock
     Outstanding         9,947,967  9,164,110   9,411,091  9,155,500  9,346,168   9,142,818
                         =========  =========   =========  =========  =========   =========








             See the notes to the consolidated financial statements

                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                                            June 30,    September 30,
                                              1996           1995
                                           (Unaudited)        (*)

     ASSETS
     Utility Plant
        Utility plant, at original cost    $617,941        $597,360
        Accumulated depreciation and       (196,216)       (184,558)
         amortization
        Unamortized plant acquisition
         adjustments                         33,492          35,269
                                            -------        --------
                                            455,217         448,071
                                            -------         -------

     Funds for Construction Held by
     Trustee                                 46,323          14,405
                                            -------       ---------


     Investments in Marketable Securities     3,135           2,723
                                           --------       ---------

     Current Assets
        Cash and cash equivalents             4,243           3,601
        Accounts receivable (less
         allowance for doubtful accounts
         of $2,534 and $1,689,
         respectively)                       51,775          30,293
        Fuel inventories, at average cost    16,152          27,629
        Prepayments and other                19,988          20,007
                                            -------         -------
                                             92,158          81,530
                                            -------         -------
     Other Assets
        Regulatory assets                    54,936          54,374
        Deferred charges                      9,929           9,062
                                            -------        --------
                                             64,865          63,436
                                            -------        --------

                                           $661,698        $610,165
                                            =======         =======
     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity        $186,439        $140,912
        Preferred stock                           -               -
        Long-term debt                      230,958         222,060
                                            -------         -------
                                            417,397         362,972
                                            -------         -------

     Capital Lease Obligations               10,690          11,114
                                            -------         -------


     Current Liabilities
        Current portion of long-term debt
         and capital lease obligations        1,660           1,759
        Notes payable to banks               27,780          37,935
        Accounts payable, customer
        deposits and accrued liabilities     63,497          63,665
        General taxes                         3,644           3,054
        Federal income taxes                  6,806           4,664
                                            -------        --------
                                            103,387         111,077
                                            -------        --------

     Deferred Credits and Other
     Liabilities
        Deferred Federal income taxes        57,243          51,946
        Unamortized investment tax            6,751           7,102
         credits
        Environmental remediation reserve    33,981          33,981
        Regulatory and other liabilities     32,249          31,973
                                            -------         -------
                                            130,224         125,002
                                            -------         -------

                                           $661,698        $610,165
                                            =======         =======
                   *Derived from audited financial statements
             See the notes to the consolidated financial statements

                        NUI Corporation and Subsidiaries
               Consolidated Statement of  Cash Flows (Unaudited)
                             (Dollars in thousands)


                                       Nine Months           Twelve
                                          Ended              Months
                                         June 30,            Ended
                                                            June 30,
                                      1996      1995       1996     1995


     Operating Activities
     Net income                      $19,898  $10,336     $15,079   $ 5,680

     Adjustments to reconcile net
     income to net cash provided by
     operating actitivies

       Depreciation and               16,398   15,809      21,521    20,672
        amortization

       Deferred Federal income         5,296    2,484       4,817     5,455
        taxes
       Restructuring and other
        non-recurring charges              -    4,913           -     5,799

       Amortization of deferred
        investment tax credits          (351)    (352)       (467)     (487)
       Other                           4,704    3,718       5,612     4,296

       Effect of changes in:
        Accounts receivable, net     (21,482)   3,514     (17,073)    7,507

        Fuel inventories              11,477   11,287       1,117     1,415

        Accounts payable, deposits
         and accruals                    236   13,260      (2,300)    8,524

        Gross receipts and
         franchise taxes                (827)  (6,173)      1,194    (3,986)

        Other                         (2,534)  (8,354)        732   (13,072)
                                      ------   ------      ------   -------

     Net cash provided by operating   32,815   50,442      30,292    41,803
     activities                       ------   ------      ------    ------


     Financing Activities
     Proceeds from sales of
      common stock, net of
      treasury stock purchased       31,568      821      31,324      2,577

     Dividends to shareholders       (6,252)  (6,222)     (8,326)    (9,864)

     Proceeds from issuance of
      long-term debt                 39,000   70,000      39,000    136,500

     Funds for construction
      held by trustee, net          (31,232)   9,972     (31,079)      (551)

     Repayments of long-term debt   (30,101)  (1,129)    (38,874)   (53,351)

     Principal payments under
     capital lease obligations       (1,439)  (1,364)      (1,919)    (1,871)

     Net short-term borrowings
      (repayments)                  (10,155) (94,025)      11,680    (66,000)
                                    -------   ------      -------     ------
     Net cash (used in) provided
     by financing activities         (8,611) (21,947)       1,806      7,440
                                     ------  -------       ------      ------

     Investing Activities
     Cash expenditures for
      utility plant                 (23,080) (28,839)     (32,217)   (46,771)

     Other                             (482)    (797)        (134)       (15)
                                     ------  -------       ------    -------
      Net cash used in investing
       activities                   (23,562) (29,636)     (32,351)   (46,786)
                                    -------   ------      -------     ------

     Net increase (decrease) in
      cash and cash equivalents     $   642  $(1,141)     $  (253)  $ 2,457
                                     ======   ======        =====    ======

     Cash and Cash Equivalents
     At beginning of period         $ 3,601  $ 5,637      $ 4,496   $ 2,039

     At end of period               $ 4,243  $ 4,496      $ 4,243   $ 4,496

     Supplemental Disclosures of
     Cash Flows
     Income taxes paid (refunds
      received), net                $1,969   $ (735)      $ 1,575   $ (735)
     Interest paid                 $15,691   $13,543      $19,584  $16,764


             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
              Notes to  the Consolidated Financial Statements



     1.Basis of Presentation

       The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas and related services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). In addition to gas distribution operations, the Company provides retail gas sales and related services through its Natural Gas Services, Inc. subsidiary; bill processing and related customer services for utilities and municipalities through its Utility Billing Services, Inc. subsidiary; and wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary.

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


     2.Common Shareholders' Equity

       The components of common shareholders' equity were as follows (dollars in thousands):


                                                June 30,   September 30,
                                                  1996         1995


     Common stock, no par value                 $171,878    $139,093
     Shares held in treasury                      (1,564)     (1,265)
     Retained earnings                            17,566       3,921
     Unrealized gain on marketable securities        489         232
     Unearned employee compensation               (1,930)     (1,069)
                                                 -------     -------
     Total common shareholders' equity          $186,439    $140,912
                                                 =======     =======




     3.  Contingencies

          Environmental Matters The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection (the "NJDEP") and other federal and state agencies.

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

          The Southern Division owned ten former MGP facilities, only three of which it currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the "MGP Group"). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are currently or were previously owned by the Southern Division.


          The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve, which includes remediation costs for 7 of the Company's 16 MGP sites, is net of approximately $5 million which will be borne by a prior owner and operator of two of the Northern Division sites in accordance with a cost sharing agreement. Of this approximate $34 million reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. The Company is not able at this time to determine the requirement for remediation if contamination is present at any of the other sites and, if present, the costs associated with such remediation. The Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in additional possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books.

          The Company believes that its remediation costs for the Northern Division MGP sites will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $33 million as of June 30, 1996, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. In July 1996, the NJBPU approved a petition filed by the Northern Division to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC enables the Company to recover actual MGP expenses over a rolling seven-year period. The Company expects to file for recovery of actual environmental expenditures incurred to date through the RAC by the end of the fiscal year. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

       Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data

                                          Three               Nine               Twelve
                                      Months Ended        Months Ended        Months Ended
                                         June 30            June 30,             June 30
                                   1996         1995     1996       1995      1996       1995

   Operating Revenues (Dollars
   in thousands)
   Firm Sales:
      Residential               $34,129    $26,270    $171,836   $156,557   $191,841  $180,355
       Commercial                20,144     14,435      95,387     85,872    107,933    98,825
      Industrial                  6,091      4,117      20,837     16,568     24,378    21,455
   Interruptible Sales           17,458      9,666      40,926     32,446     56,194    48,063
   Unregulated Sales              8,852      1,296      34,795      6,552     35,741     6,895
   Transportation Services        5,963      4,540      17,644     13,218     22,122    16,673
   Customer Service, Appliance
   Leasing  and  Other            2,733      1,812       9,450      4,715     13,182     6,026
                                -------    -------     -------    -------    -------   -------
                                $95,370    $62,136    $390,875   $315,928   $451,391  $378,292
                                =======    =======     =======    =======    =======   =======

   Gas Sold or Transported
   (MMcf)
   Firm Sales:
      Residential                3,852       3,507     22,730     19,349      24,857    21,502
      Commercial                 2,932       2,874     14,672     13,652      16,475    15,743
      Industrial                 1,256       1,187      4,366      4,124       5,459     5,258
   Interruptible Sales           4,010       3,661     10,900     11,925      17,340    17,724
   Unregulated Sales             4,961         542     12,727      3,039      13,086     3,220
   Transportation Services       6,022       5,460     17,254     16,325      23,083    20,635
                                ------      ------     ------     ------      ------    ------
                                23,033      17,231     82,649     68,414     100,300    84,082
                                ======      ======     ======     ======     =======    ======

   Average Utility Customers
   Served
   Firm:
      Residential              332,831     329,835    332,621   328,667      331,710   327,133
      Commercial                24,582      24,670     24,687    24,551       24,605    24,348
      Industrial                   331         396        340       395          350       396
   Interruptible                   320         107        200       106          200       106
   Transportation                  700         187        590       159          516       154
                               -------     -------    -------   -------      -------   -------
                               358,764     355,195    358,438   353,878      357,381   352,137
                               =======     =======    =======   =======      =======   =======

   Degree Days in New Jersey
      Actual                       582         515      5,297     4,294        5,336     4,303
      Normal                       538         538      4,936     4,936        4,978     4,978
      Percentage variance
        from normal                 8%          4%         7%       13%           7%       14%
                                colder      warmer     colder    warmer       colder    warmer

   Employees (period  end)                                       1,075         1,050

   Ratio of Earnings to Fixed
     Charges (Twelve months only                                  2.02          1.22

             See the notes to the consolidated financial statements

                     NUI Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations



       The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New
     York). In addition to gas distribution operations, the Company provides retail gas sales and related services through its Natural Gas Services, Inc. subsidiary; bill processing and related customer services for utilities and municipalities through its Utility Billing Services, Inc. subsidiary; and wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     Results of Operations

       Three-Month Periods Ended June 30, 1996 and 1995

       Net Loss. The Company incurred a net loss for the three-month period ended June 30, 1996 of $1.0 million, or $0.10 per share, as compared with a net loss of $2.2 million, or $0.24 per share, for the three-month period ended June 30, 1995. The third quarter is historically a period of seasonally low demand for natural gas for heating, resulting in a net loss. The improvement in the current period was primarily the result of higher operating margins and lower interest expense, partially offset by higher operations and maintenance and depreciation expenses.

       Net income per share in the current quarter was also affected by the increased average number of outstanding shares of common stock over the prior years' quarter, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996 (see "Financing Activities and Resources-Common Stock").

       Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the gas commodity element of its revenues, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $33.2 million, or 53%, for the three-month period ended June 30, 1996 as compared with the three-month period ended June 30, 1995. The increase principally reflects an $11.3 million refund to Northern Division customers in the third quarter of 1995 as a result of lower than projected gas prices incurred in fiscal 1995, and the effect of weather in New Jersey in the current quarter that was 8% colder than normal and 13% colder than the prior year period. The prior years' quarter reflected lower sales due to the

     impact of a sustained warm Winter in the Company's northern service territories which affected customers' consumption into the Spring. Operating revenues were also increased due to higher sales to unregulated customers, increased revenues to interruptible customers as a result of higher gas prices, increased customer service revenues and customer growth.

       In order to take advantage of opportunities arising from increasing deregulation within the natural gas industry, the Company has increased its focus on transactions in which prices are established by competitive markets rather than regulatory mandate. The Company has increased its sales to commercial and industrial customers through its subsidiary, Natural Gas Services, Inc. In addition, the Company recently formed NUI Energy Brokers, Inc. for the purpose of enhancing margins through energy brokerage activities. The Company's utility operations also make sales of natural gas to customers outside of its franchise service territories when opportunities exist to obtain additional value from its supply and pipeline capacity under contract. While the prices charged for these activities are not regulated, margins realized are shared with the ratepayers of the utility operations as follows: New Jersey- 80/20%, Florida-50/50% and North Carolina-75/25%. The Company's other utility operations do not currently have margin sharing and therefore any off-system sales are returned 100% to ratepayers.

       The Company's operating margins increased by $2.6 million, or 8%, for the three-month period ended June 30, 1996 as compared with the three-month period ended June 30, 1995. The increase principally reflects higher utility margins in the current quarter primarily as a result of lower margins in the 1995 quarter due to the effect of the sustained warm weather in the Winter which lasted into the Spring. Operating margins also increased due to higher sales to unregulated customers, increased customer service revenues and increases in the number of customers served.

       Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $1.1 million, or 4%, for the three-month period ended June 30, 1996 as compared with the three-month period ended June 30, 1995. The increase was primarily the result of higher operations and maintenance expenses due to increased business activity related to unregulated sales and customer service, and an increase in costs associated with a larger workforce. The prior years' quarter reflected the full effect of an early retirement program effective April 1, 1995. Certain of the retired employees were replaced during the year. Depreciation expense increased by approximately $0.5 million due to additional utility plant in service.

       The increase in income taxes for the three-month period ended June 30, 1996 as compared with the three-month period ended June 30, 1995, was principally due to the effects of a lower pre-tax loss .

       Interest Expense. Interest expense decreased by approximately $0.2 million for the three-month period ended June 30, 1996 as compared with the three-month period ended June 30, 1995. The decrease principally reflects lower average interest rates, partially offset by an increase in the average level of borrowings, and a decrease in interest recorded on the over-collection of gas costs by the Northern Division.

            Nine-Month Periods Ended June 30, 1996 and 1995


       Net Income. Net income for the nine-month period ended June 30, 1996 was $19.9 million, or $2.11 per share, as compared with net income of $10.3 million, or $1.13 per share, for the nine-month period ended June 30, 1995. The increase in the current period was primarily due to higher operating margins, and approximately $5.6 million of after-tax non-recurring charges incurred in the 1995 period. These increases were partially offset by higher depreciation and interest expenses.

       Net income per share in the current period was also affected by the increased average number of outstanding shares of common stock over the prior years' period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996 (see Financing
     Activities and Resources-Common Stock").

       Operating Revenues and Operating Margins. The Company's operating revenues increased by $74.9 million, or 24%, for the nine-month period ended June 30, 1996 as compared with the nine-month period ended June 30, 1995. The increase principally reflects the effect of weather in New Jersey that was 7% colder than normal and 23% colder than the prior year period, and additional refunds in the 1995 period totaling $11.2 million to Northern Division customers as a result of lower than projected gas prices. Operating revenues were also increased by significantly higher sales to unregulated customers, increased revenues to interruptible customers as a result of higher gas prices, increased customer service revenues and customer growth.

       The Company's operating margins increased by $9.1 million, or 7%, for the nine-month period ended June 30, 1996 as compared with the nine-month period ended June 30, 1995. The increase principally reflects increases in the number of customers served, higher sales to unregulated customers, increased customer service revenues and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of these weather normalization clauses, operating margins for the nine-month period ended June 30, 1996 were approximately $2.2 million less than they would have been without such clauses. For the nine-month period ended June 30, 1995, operating margins were approximately $4.5 million higher than they otherwise would have been without such clauses.

       Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $7 million, or 7%, for the nine-month period ended June 30, 1996 as compared with the nine-month period ended June 30, 1995. The decrease was primarily the result of non-recurring pre-tax charges of $8.6 million incurred in the 1995 period associated with the implementation of the Company's early retirement program, the restructuring of the Southern Division and the settlement of a rate case in Florida. Operations and maintenance expenses increased by approximately $0.2 million as a result of costs incurred due to colder weather in New Jersey during the current heating season, and higher costs associated with the Company's unregulated sales and customer service activities, partially offset by lower labor and employee benefits costs. Depreciation and amortization expenses increased by $1.5 million primarily due to additional plant in service.


       Income tax expense increased by approximately $5.7 million for the nine-month period ended June 30, 1996 as compared with the nine-month period ended June 30, 1995, primarily due to the effects of higher pre-tax income.

       Interest Expense. Interest expense increased by approximately $0.5 million for the nine-month period ended June 30, 1996 as compared with the nine-month period ended June 30, 1995 principally due to higher average borrowings as a result of working capital requirements associated with colder weather, partially offset by lower interest recorded on the over-collection of gas costs by the Northern Division.

     Twelve-Month Periods Ended June  30, 1996 and 1995

       Net Income. Net income for the twelve-month period ended June 30, 1996 was $15.1 million, or $1.61 per share, as compared with $5.7 million, or $0.62 per share, for the twelve-month period ended June 30, 1995. The increase was due to non-recurring charges in the prior year period which, on an after-tax basis, were approximately $6.1 million, higher operating margins and lower operations and maintenance expenses. These increases were partially offset by higher interest and depreciation expenses, and the reversal in the 1995 period of $1.6 million of income tax reserves.

       Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended June 30, 1996 increased approximately $73.1 million, or 19%, as compared with the twelve-month period ended June 30, 1995. The increase was principally due to weather in New Jersey that was 7% colder than normal and 24% colder than the prior year period, and additional refunds in the 1995 period totaling $11.2 million to Northern Division customers as a result of lower than projected gas prices. Operating revenues were also increased by higher sales to unregulated customers, increased customer service revenues and customer growth.

       The Company's operating margins increased by $9.5 million, or 6%, for the twelve-month period ended June 30, 1996 as compared with the twelve-month period ended June 30, 1995. The increase was principally the result of increases in the number of customers served, higher sales to unregulated customers, higher customer service revenues and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. As a result of these weather normalization clauses, operating margins for the twelve-month period ended June 30, 1996 were approximately $2.2 million less than they would have been without such clauses. For the twelve-month period ended June 30, 1995, operating margins were approximately $4.3 million higher than they otherwise would have been without such clauses.


       Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $11.1 million, or 8%, for the twelve-month period ended June 30, 1996 as compared with the twelve-month period ended June 30, 1995. The decrease was primarily the result of non-recurring pre-tax charges of $9.5 million incurred in the 1995 period associated with the implementation of the Company's early retirement program, the restructuring of the Southern Division and the settlement of a rate case in Florida. The decrease was also due to lower operations and maintenance expenses primarily reflecting lower labor, pension and employee benefits costs. Partially

     offsetting these decreases was an increase in depreciation and amortization expense of approximately $1.8 million primarily due to additional utility plant in service.

       Income taxes increased by $9.4 million for the twelve-month period ended June 30, 1996 due to the reversal in the 1995 period of $1.6 million of income tax reserves no longer required as a result of management's review of necessary reserve levels, and the effect of higher pre-tax income in the 1996 period.

       Interest Expense. Interest expense increased by $1.3 million for the 1996 period as compared with the 1995 period primarily due to higher average long-term borrowings, partially offset by lower interest recorded on the over-collection of gas costs by the Northern Division.

     Regulatory Matters

       On June 18, 1996, City Gas Company of Florida filed a request with the Florida Public Service Commission (the "FPSC") to increase its annual base rates by $5.3 million. On August 13, 1996, the FPSC granted an interim rate increase, effective September 12, 1996, equivalent to an increase in the Company's annual revenues of $2.2 million. The interim rates are subject to refund pending a decision on the final rate increase which is expected in the first quarter of fiscal 1997. There can be no assurances that the Company's rate request will be granted or, if granted, that the Company will receive the full amount requested.

       On November 3, 1995, the New Jersey Board of Public Utilities (the
     ``      NJBPU'') approved a petition filed by the Northern Division to reduce its annual purchased gas adjustment revenues by approximately $13.7 million and to refund to customers approximately $2.7 million, due to lower gas costs. None of such revenue reduction and refund affects the operating margins of the Company. On August 2, 1996, the Northern Division filed a petition with the NJBPU to increase its annual purchased gas adjustment revenues by approximately $22 million reflecting higher projected gas costs in the coming year. The petition also includes a request to incorporate, in a two-year pilot program, a performance based mechanism whereby Northern Division customers and the Company would benefit from the Company's ability to secure gas at rates that are more favorable than a market index benchmark. The proposed performance mechanism would provide a 50/50 sharing of risk and opportunity between Northern Division customers and the Company on the difference between a monthly market benchmark and the actual cost of purchased gas, up to $1 million annually. Action by the NJBPU on the Company's petition is expected in the Fall of 1996.

       On September 20, 1995, the North Carolina Utilities Commission approved a stipulation to increase the Company's base rates in North Carolina by $385,000 annually. The stipulation provides for a rate base amounting to approximately $11.9 million with an overall after-tax rate of return of 7.89%. The rate increase became effective in October 1995.

     Financing Activities and Resources

       The Company had net cash provided by operating activities of $32.8 million for the nine-month period ended June 30, 1996 as compared with $50.4 million for the nine-month period ended June 30, 1995. For the twelve-month period ended June 30, 1996, the Company's net cash

     provided by operating activities was $30.3 million as compared with $41.8 million for the twelve-month period ended June 30, 1995. The decrease in the 1996 periods reflect a higher level of accounts receivable primarily due to colder weather and increased activity by the Company's unregulated businesses, and a significantly lower over-collection of gas costs through the Company's purchased gas adjustment clauses.

       Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

       Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $40.7 million at 5.8% for the nine-month period ended June 30, 1996 and $67.6 million at 5.9% for the nine-month period ended June 30, 1995. The weighted average daily amounts of notes payable to banks decreased principally due to the full effect of the issuance of $70 million of Medium-Term Notes in fiscal 1995, which were used to repay short-term debt, and the issuance of an additional
     1.8 million shares of common stock, in which part of the proceeds were used to repay short-term debt. These decreases were partially offset by borrowings to finance portions of the Company's construction expenditures. At June 30, 1996, the Company had outstanding notes payable to banks amounting to $27.8 million and available unused lines of credit amounting to $130.2 million.

       Long-Term Debt and Funds for Construction Held by Trustee. On June 14, 1996, the Company issued $39 million of floating rate tax exempt Gas Facilities Revenue Bonds which mature on June 1, 2026. Under the terms of the floating rate debt, the interest rate paid by the Company, which averaged 3.3% since the date of issuance, is reset daily. The proceeds of the bond issuance is being used to finance part of the Northern Division's capital expenditure program.

       In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of June 30, 1996, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions.

        The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 1996, the total unexpended portion of all of the Company's Gas Facilities Revenue Bonds was $44.8 million and is classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

       Common Stock. On May 24, 1996, the Company issued an additional 1.8 million shares of NUI common stock. The net proceeds from the offering totaled $31.1 million and were used to reduce outstanding debt and for other general corporate purposes.

       The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective in December 1994, these common stock plans commenced purchasing shares on the open market to meet the plans' requirements, rather than purchasing the shares directly from the Company. Under the terms of NUI Direct, the Company may change the method of purchasing shares no more frequently than every three months, from open market purchases to purchases directly from the Company, or vice versa; the method of purchasing shares may be changed no more frequently than every twelve months for the other plans. The proceeds of such issuances amounted to $1.1 million for the nine-month period ended June 30, 1995, and were used primarily to reduce outstanding short-term debt. During fiscal 1996, the Company began issuing newly issued shares of NUI common stock under three new stock plans. The proceeds from such issuances amounted to $0.2 million for the nine-month period ended June 30, 1996, and were used primarily to reduce outstanding short-term debt.

     Capital Expenditures and Commitments

       Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $23.1 million for the nine-month period ended June 30, 1996 as compared with $26 million for the nine-month period ended June 30, 1995. Capital expenditures are expected to be approximately $42 million for all of fiscal 1996, as compared with a total of $37.9 million in fiscal 1995.

       The Company owns or previously owned six former manufactured gas plant ("MGP") sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate 7 of the Company's 16 MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. In addition to these costs, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. In July 1996, the NJBPU approved a petition filed by the Northern Division to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC enables the Company to recover actual MGP expenses over a rolling seven-year period. The Company expects to file for recovery of actual environmental expenditures incurred to date through the RAC by the end of the fiscal year. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters, see Note 3 of the Notes to the Consolidated Financial Statements.

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

       The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $9.1 million of such costs through June 30, 1996. All of such costs, except for costs incurred by the Company's Pennsylvania operation, have been authorized for recovery through its purchased gas adjustment clauses. The Company expects to file for and obtain full recovery of such costs in Pennsylvania in the near future. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $9.8 million, which it expects to also recover through the Company's purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

       As of June 30, 1996, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $0.1 million for the remainder of fiscal 1996, and in each of fiscal years 1997, 1998, 1999 and 2000.

     PART II- OTHER INFORMATION

     Item 6.Exhibits and Reports on Form 8-K

     (a)         Exhibits

     Exhibit
        No. Description of Exhibit             Reference

        27  Financial Data Schedule            Filed herewith


     (b)         Reports on Form 8-K

            None

                                SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     August 14, 1996                      President and Chief
                                          Executive Officer

                                          STEPHEN M. LIASKOS
     August  14, 1996                     Vice President and
                                          Controller
                                          (Principal Accounting
                                          Officer)