Form 10-K405
period 1996-09-30
NUI CORP
filed 1996-12-27
CIK 70668

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 1O-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended             Commission File # 1-8353
     September 30, 1996

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

 COMMON STOCK, No Par Value         New York Stock Exchange, Inc.
 AND PREFERRED STOCK PURCHASE       (Name of exchange on which
 RIGHTS                                       registered)
      (Title of Class)

   Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                       X

   Indicate by check mark if disclosure  of delinquent filers, pursuant  to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to the Form 10-K:

                                       X

   The aggregate market value of 9,955,603 shares of common stock held by non-affiliates of the registrant calculated using the $20 per share closing price on November 30, 1996 was $199,112,060.

   The number of shares outstanding or each of the registrant's classes of common stock, as of November 30, 1996:

          Common Stock, No Par Value: 11,167,915 shares outstanding.


   Documents incorporated by reference: NUI Corporation's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days subsequent to September 30, 1996.





                            NUI Corporation

                  Annual Report on Form 10-K For The
                 Fiscal Year Ended September 30, 1996

                           TABLE OF CONTENTS



                               PART I
                                                                     Page

   Item 1. Business.................................................... 4
   Item 2. Properties...................................................9
   Item 3. Legal Proceedings............................................9
   Item 4. Submission of Matters to a Vote of Security Holders..........9

                                PART II

   Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters .......................................10
   Item 6. Selected Financial Data.....................................11
   Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................13
   Item 8. Financial Statements and Supplementary Data.................21
   Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................21

                               PART III

   Item 10. Directors and Executive Officers of the Registrant.........21
   Item 11. Executive Compensation.....................................21
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management...........................................21
   Item 13. Certain Relationships and Related Transactions.............21

                                PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K............................................. 22




                            NUI Corporation

                  Annual Report on Form 10-K for the
                 Fiscal Year Ended September 30, 1996



                                PART I

   Item 1. Business

   NUI Corporation ("NUI" or the "Company") was incorporated in New Jersey in 1969, and is engaged primarily in the sale and transportation of natural gas. The Company serves more than 359,000 utility customers in six states through its Northern and Southern operating divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division was formed effective April 1, 1995 through the consolidation of the Company's City Gas Company of Florida and Pennsylvania & Southern Gas Company ("PSGS") operations (see Note 3 of the Notes to the Consolidated Financial Statements). PSGS, which operated as North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New
   York), was acquired by the Company on April 19, 1994 (see Note 2 of the Notes to the Consolidated Financial Statements).

   In addition to gas distribution operations, the Company provides retail gas sales and related services through its NUI Energy, Inc. subsidiary (formerly Natural Gas Services, Inc.); bill processing and related customer services for utilities and municipalities through its Utility Business Services, Inc. subsidiary (formerly Utility Billing Services, Inc.); and wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary.

   The principal executive offices of the Company are located at 550 Route 202-206, Box 760, Bedminster, NJ 07921-0760; telephone: (908) 781-0500.

   Territory and Customers Served

   See Item 6 - "Selected Financial Data-Summary Consolidated Operating
   Data" for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average utility customers served. The Company's utility operations serve more than 359,000 customers, of which approximately 67% are in New Jersey and 33% are in the Southern Division states. Approximately 54% of the Company's utility customers are residential and commercial customers that purchase gas primarily for space heating. The Company's operating revenues for fiscal 1996 amounted to $469 million, of which approximately 66% was generated by utility operations in the Northern Division, 22% was generated by utility operations in the Southern Division states and 12% by the Company's unregulated activities. Gas volumes sold or transported in fiscal 1996 amounted to 105.7 million Mcf, of which approximately 65% was sold or transported in New Jersey, 17% was sold or transported in the Southern Division states and 18% represented unregulated sales. An Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas.

   Northern Division The Company, through its Northern Division, provides gas service to approximately 239,000 customers in franchised territories within seven counties in central and northwestern New Jersey. The Northern Division's 1,300 square-mile service territory has a total population of approximately 950,000. Most of the Northern Division's customers are located in densely-populated central New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating.

   The Northern Division's gas volumes sold or transported and customers served for the past three fiscal years were as follows:

        Gas Volumes Sold or Transported (in thousands of Mcf)


                                    1996      1995      1994
          Firm Sales:
             Residential          20,862    17,855    20,315
             Commercial           11,337    10,275    11,528
             Industrial            4,709     4,595     5,025
          Interruptible Sales     11,885    15,440    14,156
          Unregulated Sales        7,062     1,044        --
          Transportation Sales    19,793    17,202    14,367
                                  ------    ------    ------
          Total                   75,648    66,411    65,391
                                  ======    ======    ======

            Utility Customers Served (twelve-month average)



                                    1996      1995      1994
          Firm Sales:
            Residential -        162,156   159,164   155,317
              Heating
            Residential -         58,558    59,586    60,951
              Non-heating
            Commercial            17,232    17,359    16,966
            Industrial               291       387       360
          Interruptible Sales         72        75        74
          Transportation
          Services                   600       130        94
                                 -------   -------   -------
          Total                  238,909   236,701   233,762
                                 =======   =======   =======




   Gas volumes sold to the Company's firm customers are sensitive to the weather in New Jersey. In fiscal 1996, the weather in New Jersey was 7% colder than normal and 23% colder than the prior year, thereby increasing gas sales. Weather in fiscal 1995 contributed to lower gas sales as compared with fiscal 1994, as the weather was 13% warmer than normal and 12% warmer than fiscal 1994. The Northern Division's tariff contains a weather normalization clause that is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal. For a further discussion on variations in revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   The growth in the number of residential heating customers principally reflects the Company's marketing emphasis to convert residential non-heating customers to full gas heating service. Approximately 70% of the residential heating customers added in New Jersey since 1991 represented homes that were converted to gas heating from other forms of space heating and the remainder consisted of new homes. Approximately 40 new residential developments are at various stages of the approval process before municipal planning boards throughout the Northern Division's service territory.

   Effective January 1, 1995, the New Jersey Board of Public Utilities (the "NJBPU") authorized new tariffs designed to provide for the unbundling of natural gas transportation and sales service to commercial and industrial customers. As of September 30, 1996, 845 commercial sales customers had switched to transportation-only service under the new tariff. Despite the transfer to transportation service, the commercial sales market continues to grow. In fiscal 1996, 27 schools and 490 businesses converted to gas heating systems with the Company or switched from interruptible service to commercial firm service. The
   Company also has an economic development program to help spur economic growth and jobs creation which provides grants and reduced rates for qualifying businesses that start up, relocate or expand within designated areas.

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

   The Northern Division's "interruptible" customers have alternative energy sources and use gas on an "as available" basis. Variations in the volume of gas sold or transported to these customers do not have a significant effect on the Company's earnings because, in accordance with New Jersey regulatory requirements, 90% to 95% of the margins that otherwise would be realized on gas sold or transported to interruptible customers are used to reduce gas costs charged to firm sales customers.

   The Company provides gas sales and transportation services comprising twenty percent of the primary fuel requirements of a 614 megawatt cogeneration facility that began commercial operation in New Jersey in July 1992 to supply electric power to New York City. In fiscal 1996, sales and transportation of gas to this customer accounted for approximately 5% of the Company's operating revenues and approximately
   7% of total gas sold or transported. The Company was authorized by the NJBPU to retain a total of approximately $2.3 million of the operating margins realized from these sales. The Company reached this maximum during fiscal 1995 and, therefore, all margins realized from the sale of gas to this customer in fiscal 1996 were used to reduce gas costs charged to firm customers.

   In order to maximize the value of the Company's gas supply portfolio, in fiscal 1995 the Company began selling available gas supply and excess interstate pipeline capacity to other gas service companies and to customers located outside of the Company's service territories. The price of gas sold to these customers is not regulated by the NJBPU, however the NJBPU has authorized the Company to retain 20% of the margins realized from these sales. The remaining 80% of these margins is used to reduce gas costs charged to firm customers.

   Southern Division

   City Gas Company of Florida ("CGF"). CGF is the second largest natural gas utility in Florida, supplying gas to over 97,000 customers in Dade and Broward Counties in south Florida, and in Brevard, Indian River and St. Lucie Counties in central Florida. CGF's service areas cover approximately 3,000 square miles and have a population of approximately
   1.7 million.

   CGF's gas volumes sold or transported and customers served for the past three fiscal years were as follows:

        Gas Volumes Sold or Transported (in thousands of Mcf)


                                 1996      1995     1994
          Firm Sales:
             Residential         2,130     1,982    1,983
             Commercial          4,096     4,198    4,439
          Interruptible Sales    1,259     1,533    1,958
          Unregulated Sales      1,779        --       --
          Transportation Sales     884     1,313    1,063
                                 -----     -----    -----
          Total                  10,148    9,026    9,443
                                 ======    =====    =====



           Utility Customers Served (twelve-month average)


                                 1996      1995      1994
          Firm Sales:
             Residential         92,179    90,960   87,194
             Commercial           4,629     4,615    4,539
          Interruptible Sales        18        20       28
          Transportation
          Services                   36        24        8
                                 ------    ------   ------
          Total                  96,862    95,619   91,769
                                 ======    ======   ======

   CGF's residential customers purchase gas primarily for water heating, clothes drying and cooking. Some customers, principally in central Florida, also purchase gas to provide space heating during the relatively mild winter season. Year-to-year growth in the average number of residential customers primarily reflects new construction. The rate of residential market growth was lower in fiscal 1996 as compared with fiscal 1995 reflecting the application of more selective investment feasibility standards. The rate of residential market growth is expected to increase in fiscal 1997 as more central Florida residential projects have qualified for main extensions under the Company's investment feasibility standards, principally reflecting lower Company costs to complete projects and more effective marketing practices.

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

   CGF's industrial customers and certain commercial customers, are served under tariffs applicable to "interruptible" customers. Unlike the Company's Northern Division, CGF's interruptible customers do not generally have alternative energy sources, although their service is on an "as available" basis. The Company retains all of the operating margins from sales to these customers.

   Certain commercial and industrial customers have converted their natural gas service from a sales basis to a transportation basis. CGF's transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales. The Company intends to submit a proposal in fiscal 1997 to the Florida Public Service Commission ("FPSC") to offer unbundled gas service to all of its commercial customers, in a manner similar to that currently in place in the Company's Northern Division.

   The Company initiated natural gas service to St. Lucie County in fiscal 1993 through the construction of a gate station interconnection with the interstate pipeline system, acquisition and conversion of an existing underground propane system and the extension of mains to potential growth areas within the city of Port St. Lucie. The Company substantially completed expansion of its mains in fiscal 1994. The net investment in utility plant in the city as of September 30, 1996 was $3.8 million and planned additional investment in fiscal 1997 will be $1.0 million. All of the Company's net investment in utility plant in St. Lucie County has been included in determining the rates authorized by the FPSC in November 1996 (see "Regulation"), including portions previously excluded in determining rates authorized by the FPSC in November 1994.

   During fiscal 1996, the Company began selling available gas supply and excess interstate pipeline capacity to other gas service companies and to customers located outside of the Company's service territories. The price of gas sold to these customers is not regulated by the FPSC; however, the FPSC has ordered that 50% of the margins realized from these sales be used to reduce gas costs charged to firm customers.

   North Carolina Gas Service ("NCGS"). The Company, through NCGS, provides gas service to approximately 13,100 customers in Rockingham and Stokes Counties in North Carolina, which territories comprise approximately 560 square miles. During fiscal 1996, NCGS sold or transported approximately 3.9 million Mcf of gas as follows: 24% sold to residential customers, 14% sold to commercial customers, 44% sold to industrial customers and 18% transported to commercial and industrial customers.

   Elkton Gas Service ("Elkton"). The Company, through Elkton, provides gas service to approximately 3,400 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. During fiscal 1996, Elkton sold approximately 603,000 Mcf of gas as follows: 34% sold to residential customers, 38% sold to commercial customers and 28% sold to industrial customers.

   Valley Cities Gas Service ("VCGS") and Waverly Gas Service ("WGS").
   VCGS and WGS provide gas service to approximately 6,100 customers in franchised territories comprising 104 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas, respectively. During fiscal 1996, VCGS and WGS sold or transported approximately 3.9 million Mcf of gas as follows: 15% sold to residential customers, 8% sold to commercial customers, 9% sold to industrial customers and 68% transported to commercial and industrial customers.


   Gas Supply and Operations

   In recent years, the gas industry has been undergoing structural changes in response to policies of the Federal Energy Regulatory Commission (the "FERC") and local regulatory commissions designed to increase competition. Traditionally, interstate pipelines were wholesalers of

   natural gas to local distribution companies and generally did not provide separate transportation or other services for specific customers. In 1985, the FERC adopted Order No. 436 that encouraged interstate pipelines to make transportation of gas available to customers on a non-discriminatory basis. Such voluntary "open access" by certain interstate pipelines enhanced the opportunity for local gas distribution companies and industrial customers to purchase natural gas directly from gas producers and others. In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. In fiscal 1995, the NJBPU unbundled the services provided and the rates charged to New Jersey commercial and small industrial customers as well. The transition to more competitive rates and services has the effect of increasing the opportunity for local gas distribution companies, and industrial and commercial customers to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services.

   Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $11 million of such costs through September 30, 1996. All of such costs, except for costs incurred by the Company's Pennsylvania operation, have been authorized for recovery through the Company's purchased gas adjustment clauses. The Company has recently filed for and expects full recovery of such costs in Pennsylvania. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $7 million, which it expects also to recover through its purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to change based upon future FERC filings by the Company's pipeline suppliers.

   The Company endeavors to utilize its pipeline capacity efficiently by matching capacity to its load profile to the extent feasible. To this end, the Company has had a broad unbundled service tariff for certain of its customers since 1987. The Company continues to avail itself of opportunities to improve the utilization of its pipeline capacity by pursuing broad based customer growth, including off-peak markets and utilizing capacity release and off-system sales opportunities afforded by Order No. 636 when operationally feasible.

   The Company's gas supply during fiscal 1996 came from the following sources: approximately 5% from purchases under contracts with primary pipeline suppliers and additional purchases under their filed tariffs; approximately 95% from purchases from various producers and gas marketers, and purchases under long-term contracts with independent producers and less than 1% from propane and liquefied natural gas ("LNG"). The Company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 1996, the Company's largest single supplier accounted for 13% of the Company's total gas purchases.

   The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to delivery, on a firm year-round basis, of up to 92.2 million Mcf of natural gas annually with a maximum of approximately 273,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

   The Company has long-term gas purchase contracts for the supply of natural gas for its system with eight suppliers, including two interstate pipeline companies, three gas marketers and three independent producers. The Company also has a long-term supply and delivery contract with an interstate pipeline. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to 37.9 million Mcf of natural gas annually with a maximum of approximately 112,000 Mcf per day. In order to achieve greater supply flexibility, the Company recently allowed three long-term gas supply contracts to expire at the conclusion of their primary terms. As a result, the Company has reduced its fixed gas cost obligations. The Company has replaced these supplies with both spot market gas and shorter-term, seasonal firm supply, thus reducing the average term of its long-term obligations. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers. In fiscal 1995, the Company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the "Co-op"). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies. Participation in and reliance upon certain contractual arrangements among Co-op members has allowed the Company to reduce costs associated with winter services.

   In order to have available sufficient quantities of gas during the heating season, the Company stores gas during non-peak periods and purchases supplemental gas, including propane, LNG and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the Company with an aggregate of 15.4 million Mcf of natural gas storage capacity and provide the Company with the right to receive a maximum daily quantity of 176,100 Mcf. The contracts with cogeneration customers provide 35,800 Mcf of daily gas supply to meet peak loads by allowing the Company to take back capacity and supply that otherwise is dedicated to serve those customers.

   The Company's peak load facilities in New Jersey include a propane-air plant with a daily production capacity of 27,400 Mcf, fixed propane storage totaling 674,000 gallons and rail car sidings capable of storing an additional 300,000 gallons. The Company has an LNG storage and vaporization facility with a daily delivery capacity of 24,300 Mcf and storage capacity of 131,000 Mcf.

   The Company's maximum daily sendout in fiscal 1996 was approximately 370,600 Mcf in its Northern Division and 93,000 Mcf in the Southern Division states combined. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for the Northern Division of approximately 392,750 Mcf and approximately 119,800 Mcf for the Southern Division states combined.

   Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $75 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 10 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations. In certain of these contracts, the Company has recently negotiated terms with its suppliers which will allow the Company to reduce its commitment to its suppliers in connection with changes in the Company's markets that may result from further unbundling initiatives.

   The Company distributes gas through approximately 5,900 miles of steel, cast iron and plastic mains. The Company has physical interconnections with five interstate pipelines in New Jersey and one interstate pipeline in Florida. In addition, the Company has physical interconnections in North Carolina and Pennsylvania with interstate pipelines which also connect to the Northern Division. Common interstate pipelines along the Company's operating system provide the Company with greater flexibility in managing pipeline capacity and supply, and thereby optimizing system utilization.

   Regulation

   The Company is subject to regulation with respect to, among other matters, rates, service, accounting and the issuance of securities. The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. The Company is also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1968, with respect to the design, installation, testing, construction and maintenance of pipeline facilities. Natural gas purchases, transportation service and storage service provided to the Company by interstate pipeline companies are subject to regulation by the FERC (see "--Gas Supply and Operations"). In addition, the Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters, and to

   environmental regulations issued by the United States Environmental Protection Agency, the New Jersey Department of Environmental Protection and other federal and state agencies.

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

   The current rates and tariffs for the Florida operations were authorized on November 29, 1994. On October 29, 1996, the FPSC voted to authorize the Company to increase its base rates in Florida by $3.75 million annually. The rate increase reflects a rate base amounting to $91.9 million, reflecting the addition of investments in system improvements and expansion projects. Under the approval, the allowed return on equity will be 11.3% with an overall after-tax rate of return of 7.87%. The Company had been granted interim rate relief of $2.2 million effective in September 1996. The permanent increase, which is effective in December 1996, includes the interim adjustment. The FPSC order also gives the Company the flexibility to negotiate rates with certain business customers that have access to other energy sources.

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

   Persons Employed

   As of September 30, 1996, the Company employed 1,086 persons, of which 293 employees in the Northern Division were represented by the Utility Workers Union of America (Local 424), 74 employees in Florida and 17 employees in Pennsylvania were represented by The Teamsters Union, and 43 employees in North Carolina were represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement with the Northern Division's union was negotiated effective November 20, 1994 and expires on November 20, 1998. The North Carolina union collective bargaining agreement was negotiated on August 20, 1995, and expires on August 20, 1998. The collective bargaining agreement in Pennsylvania was negotiated on November 30, 1996 and expires on September 30, 1997. The collective bargaining agreement in Florida expires on March 31, 1997.

   Competition

   The Company competes with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories in which it has distribution mains. In addition, in 1992, the FERC issued Order No. 636 (see "Gas Supply and Operations"). Subsequently, initiatives were sponsored in various states, the purposes of which were to "unbundle" or separate into distinct transactions, the purchase of the gas commodity from the purchase of transportation services for the gas. To that end, as discussed under "Regulation", New Jersey has unbundled commercial and industrial gas purchase and transportation rates.

   The unbundled sale of gas to customers is subject to competition from unregulated marketers and brokers, which generally do not bear the obligations or costs related to operating a regulated utility. Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, the Company is financially indifferent as to whether it transports gas, or sells gas and transportation together. The Company also faces the risk of loss of transportation service for large industrial customers which may have the ability to build connections to interstate gas pipelines and bypass the Company's distribution system. Gas distributors can also expect increased competition from electricity as deregulation in that industry decreases prices and increases supply sources. Alternatively, opportunities may increase for gas service to fuel generators for large industrial customers, replacing electric utility service.

   The Company believes that in order to compete effectively, it must offer a greater variety of services at competitive prices. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition and Outlook" for a discussion of the Company's preparation for the impact of increased competition.

   Franchises

   The Company holds non-exclusive municipal franchises and other consents which enable it to provide natural gas in the territories it serves. The Company intends to seek to renew these franchises and consents as they expire.

   Environment

   Reference is made to Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations- Capital Expenditures and Commitments" and Note 10, "Commitments and Contingencies" of the "Notes to the Consolidated Financial Statements" for information regarding environmental matters affecting the Company.

   Item 2. Properties

   The Company owns approximately 5,900 miles of steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the Company owns peak shaving plants, including an LNG storage facility in Elizabeth, New Jersey.

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

   Item 4. Submission of Matters to a Vote of Security Holders

   No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 1996.


                                PART II

   Item 5. Market  for Registrant's Common  Equity and Related  Stockholder
   Matters

   NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported high and low closing prices per share of NUI common stock for the two years ended September 30, 1996 were as follows:

                         Quarterly          Price Range
                           Cash
                         Dividend        High         Low


        Fiscal 1996:
        First Quarter       $0.225     $17.75        $15.75
        Second Quarter       0.225      19.25         17.125
        Third Quarter        0.225      20.00         16.75
        Fourth Quarter       0.225      20.00         16.50

        Fiscal 1995:
        First Quarter       $0.225      $18.375      $13.50
        Second Quarter       0.225       16.50        14.25
        Third Quarter        0.225       17.50        14.625
        Fourth Quarter       0.225       16.875       14.875


   There were 6,999 shareholders of record of NUI common stock at November 30, 1996.

   It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors. On October 29, 1996, the Company increased its quarterly dividend to $0.235 per share of common stock. The previous quarterly rate was $0.225 per share of common stock.

   The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay $24 million of cash dividends at September 30, 1996.

   Item 6. Selected Financial Data

   Selected Consolidated Financial Data
   (in thousands, except per share amounts)
                                     Fiscal Years Ended September 30,

                            1996        1995        1994         1993       1992


   Operating Revenues       $468,978    $376,445    $405,240     $367,456   $302,429

   Net Income               $ 14,896    $  5,517    $ 10,780     $ 13,810   $ 11,808

   Net Income Per Share     $   1.52    $   0.60    $   1.25     $   1.70   $   1.68

   Dividends Paid Per Share $   0.90    $   0.90    $   1.60     $   1.59   $   1.58


   Total Assets             $677,966    $610,165    $601,648     $483,911   $467,321

   Capital Lease            $ 10,466    $ 11,114    $ 11,932     $ 12,290   $ 13,422
     Obligations
   Long-Term Debt           $230,100    $222,060    $160,928     $142,090   $131,546

   Common Shareholders'     $179,107    $140,912    $142,768     $122,384   $116,933
     Equity
   Common Shares              11,086       9,201       9,157        8,210      8,036
     Outstanding



   ____________________________________
   Notes to the Selected Consolidated Financial Data:
   Net Income for fiscal 1995 includes restructuring and other non-recurring charges amounting to $5.6 million (after tax), or $0.61 per share.

   Net income for fiscal 1994 includes the reversal of $1.8 million of income tax reserves and restructuring and other non-recurring charges amounting to $0.6 million (after tax). The effect of these items increased net income by $1.2 million, or $0.14 per share.


                    Summary Consolidated Operating Data

                                    Fiscal Years Ended September 30,
                              1996         1995         1994         1993         1992

   Operating Revenues
   (Dollars in thousands)

   Firm Sales;
     Residential              $193,842     $173,395     $191,297     $172,749     $147,650
     Commercial                107,444       98,541      110,574       97,966       80,470
     Industrial                 25,321       20,083       25,809       23,066       21,928
   Interruptible Sales          50,650       48,282       53,077       48,254       32,758
   Unregulated Sales            54,845        7,498        1,426        1,757           --
   Transportation Services      23,087       17,696       13,273       12,154       10,410
   Customer Service,
    Appliance Leasing and
    Other                       13,789       10,950        9,784       11,510        9,213
                               -------      -------      -------      -------      -------
                              $468,978     $376,445     $405,240     $367,456     $302,429
                               =======      =======      =======      =======      =======
   Gas  Sold  or  Transported
   (MMcf)
   Firm Sales:
     Residential                24,810       21,276       22,558       21,019       20,251
     Commercial                 16,575       15,455       16,175       14,918       14,006
     Industrial                  5,407        5,217        5,323        4,781        5,052
   Interruptible Sales          14,632       18,365       16,024       13,627       11,142
   Unregulated Sales            19,175        3,398          689          904           --
   Transportation Services      25,051       22,154       17,290       16,439       14,816
                               -------      -------       ------       ------       ------
                               105,650       85,865       78,059       71,688       65,267
                               =======       ======       ======       ======       ======
   Average Utility  Customers
   Served
   Firm Sales:
     Residential               332,440      328,644      312,515      297,384      295,153
     Commercial                 24,484       24,519       22,638       20,995       20,649
     Industrial                    338          430          382          377          402
   Interruptible Sales             120          118          101          105          104
   Transportation Services         668          184          137           87           69
                               -------      -------      -------      -------      -------
                               358,050      353,895      335,773      318,948      316,377
                               =======      =======      =======      =======      =======

   Degree Days in New  Jersey
   (normal: 4978)                5,343        4,333        4,944        4,703        4,880

   Employees (year end)          1,086        1,079        1,186        1,011          979

   Ratio of Earnings to Fixed
   Charges                        2.00         1.37         1.66         2.15         1.90

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

   In addition to gas distribution operations, the Company provides retail gas sales and related services through its NUI Energy, Inc. subsidiary (formerly Natural Gas Services, Inc.); bill processing and related customer services for utilities and municipalities through its Utility Business Services, Inc. subsidiary (formerly Utility Billing Services, Inc.); and wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary.

   Results of Operations

   Fiscal Years Ended September 30, 1996 and 1995

   Net Income. Net income for fiscal 1996 was $14.9 million, or $1.52 per share, as compared with net income of $5.5 million, or $0.60 per share in fiscal 1995. The increase in the current year was primarily due to higher operating margins and approximately $5.6 million of after-tax non-recurring charges incurred in fiscal 1995. These increases were partially offset by higher operations and maintenance and depreciation expenses.

   Net income per share in the current year was also affected by the increased average number of outstanding shares of common stock over the prior year, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996 (see "Financing Activities and Resources-Common Stock").

   Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its utility customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $92.5 million, or 25%, in fiscal 1996 as compared with fiscal 1995. The increase principally reflects the effect of weather in New Jersey that was 7% colder than normal and 23% colder than the prior year, and additional refunds to Northern Division customers in fiscal 1995 totaling $11.2 million as a result of lower than projected gas prices. Operating revenues also increased as a result of significantly higher unregulated sales in the current year, increased revenues from interruptible and industrial customers primarily as a result of higher gas prices incurred, increased customer service revenues and customer growth.

   In order to take advantage of opportunities arising from increasing deregulation within the natural gas industry, the Company has increased its focus on transactions in which prices are established by competitive markets rather than regulatory mandate. The Company has increased its sales to commercial and industrial customers through its subsidiary, NUI Energy, Inc. In addition, the Company recently formed NUI Energy Brokers, Inc. for the purpose of enhancing margins through wholesale energy brokerage activities. The Company's utility operations also make sales of natural gas to customers outside of its franchise service territories when opportunities exist to obtain additional value from its supply and pipeline capacity under contract. While the prices charged for these activities are not regulated, margins realized are shared with customers of the utility operations as follows: New Jersey- 80%, Florida- 50% and North Carolina- 75%. The Company's other utility operations do not currently have margin sharing arrangements and therefore any off-system sales margins are returned 100% to customers.

   The Company's operating margins increased by $10.7 million, or 7%, in fiscal 1996 as compared with fiscal 1995. The increase principally reflects customer growth, higher sales to unregulated customers, increased customer service revenues and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of these weather normalization clauses, operating margins were approximately $2.2 million less in fiscal 1996 than they would have been without such clauses. In fiscal 1995, operating margins were approximately $4.5 million higher than they otherwise would have been without such clauses.

   Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $3.3 million, or 3%, in fiscal 1996 as compared with fiscal 1995. The decrease was primarily the result of non-recurring pre-tax charges of $8.6 million incurred in fiscal 1995 (see Note 3 of the Notes to the Consolidated Financial Statements). Operations and maintenance expenses increased by approximately $4.0 million, or 4%, primarily due to costs incurred as a result of the colder weather in New Jersey during the current heating season, higher expenses related to the start-up and growth of the Company's non-regulated operations, and higher pension costs. Depreciation and amortization expenses increased by approximately $1.4 million primarily due to additional plant in service.

   Income tax expense increased by approximately $4.9 million in fiscal 1996 as compared with fiscal 1995, primarily due to higher pre-tax income.

   Interest Expense. Interest expense decreased by approximately $0.2 million, or 1%, in fiscal 1996 as compared with fiscal 1995. The decrease was primarily due to lower average short-term debt outstanding and short-term interest rates, and to approximately $0.6 million of

   interest recorded in the prior year on the over-collection of gas costs by the Northern Division. This decrease was partially offset by higher average long-term interest rates due to the effect of a full year's inclusion of $70 million of Medium-Term Notes that were issued in fiscal 1995.

   Fiscal Years Ended September 30, 1995 and 1994

   Net Income. Net income for fiscal 1995 was $5.5 million, or $0.60 per share, as compared with net income of $10.8 million, or $1.25 per share in fiscal 1994. The decrease was primarily due to non-recurring charges which, on an after-tax basis, were approximately $5.6 million, or $0.61 per share, and the reversal in fiscal 1994 of approximately $1.8 million of income tax reserves. Partially offsetting this decrease was approximately $1.6 million of additional net income attributable to the inclusion of PSGS in the entire fiscal 1995 results. Absent the non-recurring charges, net income for fiscal 1995 would have been $11.1 million, or $1.21 per share.

   Net income per share in fiscal 1995 was also reduced as a result of the increased number of outstanding shares of NUI common stock as compared with the prior year.

   Operating Revenues and Operating Margins. The Company's operating revenues decreased by $28.8 million, or 7%, in fiscal 1995 as compared with fiscal 1994. The decrease principally reflects the effects of weather in New Jersey that was 13% warmer than normal and 12% warmer than the prior year, and refunds attributable to lower gas costs totaling $13.9 million to Northern Division customers (see "Regulatory Matters"). Operating revenues were also reduced by decreased sales to interruptible customers due to lower gas prices and the effect of purchased gas adjustment clauses. Partially offsetting these decreases were approximately $19.5 million of additional operating revenues from the inclusion of PSGS in the entire fiscal 1995 results, the effects of base rate and appliance leasing rate increases in Florida, increased sales to unregulated customers and other customer growth.

   The Company's operating margins increased by $8.6 million, or 6%, in fiscal 1995 as compared with fiscal 1994. The increase was principally the result of the inclusion of PSGS for the entire fiscal 1995 results, increases in the number of customers served, and the base rate and appliance leasing rate increases in Florida. Partially offsetting these increases was the effect of the warmer-than-normal weather in New Jersey in fiscal 1995 not fully recovered through the weather normalization clause. As a result of the weather normalization clauses, operating margins were approximately $4.5 million higher in fiscal 1995 than they otherwise would have been without such clauses. There was no adjustment to operating margins in fiscal 1994 as the weather fell within the normal range.

   Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by $9.8 million, or 8%, in fiscal 1995 as compared with fiscal 1994. The increase was primarily the result of non-recurring pre-tax charges of $8.6 million (see Note 3 of the Notes to the Consolidated Financial Statements), an additional $4.6 million of other pre-tax operating expenses from the inclusion of PSGS in the entire fiscal 1995 results and an increase in depreciation expense due to additional utility plant in service. Partially offsetting these

   increases were lower labor, pension and other employee benefit costs as a result of an early retirement program implemented by the Company in fiscal 1995 and other work force reductions.

   Income taxes increased by $0.8 million in fiscal 1995 due to the reversal in fiscal 1994 of approximately $1.8 million of income tax reserves no longer required as a result of management's review of necessary reserve levels, partially offset by the effect of lower pre-tax income in fiscal 1995.

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

   Regulatory Matters

   Northern Division

   On August 2, 1996, the Northern Division filed a petition with the New Jersey Board of Public Utilities ("NJBPU") to increase its annual purchased gas adjustment revenues by approximately $22 million reflecting higher projected gas costs in the coming year.
   On December 4, 1996, the NJBPU approved an interim order authorizing the revenue increase effective in December 1996. The NJBPU is still reviewing the Company's request to incorporate, in a two-year pilot program, a performance-based mechanism whereby Northern Division customers and the Company would benefit from the Company's ability to secure gas at a cost more favorable than a market index benchmark. The proposed performance mechanism would provide a 50/50 sharing of risk and opportunity between the Northern Division customers and the Company on the difference between a monthly market benchmark and the actual cost of purchased gas, up to $1 million annually. Action by the NJBPU on the Company's request and final revenue increase is expected this winter. On November 3, 1995, the NJBPU approved a petition filed by the Northern Division to reduce its annual purchased gas adjustment revenues by approximately $13.7 million and to refund to customers approximately $2.7 million, due to lower gas costs. None of such revenue reduction and refund affects the operating margins of the Company.

   On November 4, 1994, the NJBPU approved a petition filed by the Northern Division to reduce its annual purchased gas adjustment revenues by approximately $11.9 million. The decrease reflected the Company's projections for lower gas costs in fiscal 1995. The NJBPU also approved refunds of approximately $2.6 million, which were made in the first quarter of fiscal 1995, and $11.3 million, which were made in the third quarter of fiscal 1995, as a result of lower-than-projected gas prices paid in fiscal 1994 and fiscal 1995. None of such revenue reductions or refunds affected the operating margins of the Company.

   Southern Division

   On October 29, 1996, the Florida Public Service Commission (the "FPSC") voted to authorize the Company to increase its base rates in

   Florida by $3.75 million annually. The rate increase reflects a rate base amounting to $91.9 million, reflecting the addition of investments in system improvements and expansion projects. Under the approval, the allowed return on equity will be 11.3% with an overall after-tax rate of return of 7.87%. The Company had been granted interim rate relief of $2.2 million effective in September 1996. The permanent increase, which is effective in December 1996, includes the interim adjustment. The FPSC order also gives the Company the flexibility to negotiate rates with certain business customers that have access to other energy sources.

   On November 29, 1994, the FPSC voted to authorize the Company to increase its base rates in Florida by $1.6 million annually. The rate increase reflected a rate base amounting to approximately $82.6 million with an overall after-tax rate of return of 7.26%. In addition, it provided for several tariff changes designed to promote growth in developing markets for natural gas, and approved the deregulation of the Florida operation's leased appliance business which consists of leasing water heaters, clothes dryers and ranges to customers to promote natural gas usage in the residential market.

   On September 20, 1995, the North Carolina Utilities Commission approved a stipulation to increase the Company's base rates in North Carolina by $385,000 annually. The stipulation provides for a rate base amounting to approximately $11.9 million with an overall after-tax rate of return of 7.89%. The rate increase was effective in October 1995.

   Financing Activities and Resources

   The Company's net cash provided by operating activities was $22.5 million in fiscal 1996, $47.9 million in fiscal 1995, and $22.5 million in fiscal 1994. The decrease in net cash provided by operating activities in fiscal 1996 as compared with fiscal 1995 principally reflects a higher level of accounts receivable primarily due to the colder weather and increased activity by the Company's unregulated businesses, and an under collection of gas costs through the Company's purchased gas adjustment clauses. The increase in net cash provided by operating activities in fiscal 1995 as compared with fiscal 1994 was primarily the result of lower accounts receivable due to accelerated collections of budget billed customer accounts, lower gas costs and a lower level of payments in fiscal 1995 for New Jersey gross receipts and franchise taxes; the 1994 New Jersey gross receipts and franchise tax payments included an additional amount representing almost a half year's liability as a result of a change in the payment schedule by the State.

   Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

   Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $39.9 million at 5.6% in fiscal 1996, $58.0 million at 5.9% in fiscal 1995 and $82.0 million at 4.1% in fiscal 1994. The weighted average daily amounts of notes payable to banks decreased in fiscal 1996 primarily due to the full effect of the issuance of $70 million of

   Medium-Term Notes in fiscal 1995, which were used to repay short-term debt, and the issuance of an additional 1.8 million shares of common stock, of which part of the proceeds were used to repay short-term debt. These decreases were partially offset by borrowings to finance portions of the Company's construction expenditures. The weighted average daily amount of notes payable decreased in fiscal 1995 as compared with fiscal 1994 principally due to the $70 million Medium-Term Note issuance.

   At September 30, 1996, the Company had outstanding notes payable to banks amounting to $54.9 million and available unused lines of credit amounting to $76 million. Notes payable to banks increased as of September 30, 1996 as compared with the balance outstanding as of September 30, 1995, due to the use of short-term debt to finance portions of the Company's capital expenditures and to the under-collection of gas costs in the current year through the Company's purchased gas adjustment clauses.

   Long-Term Debt and Funds for Construction Held by Trustee. On June 12, 1996, the Company issued $39 million of floating rate tax exempt Gas Facilities Revenue Bonds which mature on June 1, 2026. Under the terms of the floating rate debt, the interest rate paid by the Company, which averaged 3.1% since the date of issuance, is reset daily. The proceeds of the bond issuance are being used to finance part of the Northern Division's capital expenditure program.

   In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. On February 16, 1995, the Company issued $50 million aggregate principal amount of Medium-Term Notes, Series A, with a stated maturity date of February 1, 2005 and an interest rate of 8.35%. On May 25, 1995, the Company issued an additional $20 million of Medium-Term Notes, Series A, with a stated maturity date of August 1, 2002 and an interest rate of 7.125%. The net proceeds from these Medium-Term Notes were used to repay short-term debt. The Company may issue a portion of the remaining securities subject to the shelf registration during fiscal 1997 to finance part of the Company's capital expenditure program.

   The Company expects to refinance approximately $55 million of its Gas Facilities Revenue Bonds in fiscal 1997. Regulatory approval for such refinancing has been sought, but has not yet been obtained.

   On July 17, 1995, the Company completed an early redemption of its remaining $8.7 million of First Mortgage Bonds. The bonds carried coupon rates of 8% and 8.5% and were redeemed with proceeds from short-term debt.

   The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible capital expenditures. As of September 30, 1996 and 1995, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $42.6 million and $13.6 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

   Common Stock. On May 20, 1996, the Company issued an additional 1.8 million shares of NUI common stock. The net proceeds from the offering totaled $31.1 million and were used to reduce outstanding debt.

   The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective in December 1994, these plans commenced purchasing shares on the open market to fulfill the plans' requirements, rather than purchasing the shares directly from the Company. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa. The proceeds of such issuances amounted to $1.0 million and $6.3 million in fiscal 1995 and 1994, respectively, and were used to reduce outstanding short-term debt. Effective in October 1996, these plans began purchasing shares directly from the Company. In addition, during fiscal 1996, the Company began issuing shares of NUI common stock under three new stock plans. The proceeds from such issuances amounted to $0.3 million in fiscal 1996, and were used primarily to reduce outstanding short-term debt.

   On April 19, 1994, the Company issued 683,443 additional shares of NUI common stock in connection with the PSGS Merger (see Note 2 of the Notes to the Consolidated Financial Statements).

   Dividends. On October 29, 1996, the Company increased its quarterly dividend to $0.235 per share of common stock. The previous quarterly rate was $0.225 per share of common stock.

   Capital Expenditures and Commitments

   Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $37.1 million in fiscal 1996, $37.9 million in fiscal 1995 and $55.8 million in fiscal 1994. The Company's capital expenditures are expected to be approximately $57 million in fiscal 1997.

   The Company owns or previously owned six former manufactured gas plant ("MGP") sites in the Northern Division and ten MGP sites in the Southern Division states. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, as of September 30, 1996, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next 20 years to remediate  seven of  the Company's  16 MGP  sites. Of  this  reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. In addition to these costs, the Company believes that it is possible that
   costs  associated   with   conducting   investigative   activities   and
   implementing remedial actions, if necessary, with respect to all of  its
   MGP sites may exceed the approximately $34 million reserve by an  amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less

   likely that this additional $21 million will be incurred and therefore has not recorded it on its books. The Company believes that its remediation costs associated with the Northern Division MGP sites will be recoverable in rates and from insurance carriers. In July 1996, the NJBPU approved a petition filed by the Northern Division to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC enables the Company to recover actual environmental expenditures incurred over a rolling seven-year period. On September 3, 1996, the Company made its initial filing under the RAC to begin recovery of $3.1 million of environmental costs incurred from inception through June 30, 1996. A decision is expected in fiscal 1997. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters, see Note 10 of the Notes to the Consolidated Financial Statements.

   Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $75 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 10 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

   The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $11 million of such costs through September 30, 1996. All of such costs, except for costs incurred by the Company's Pennsylvania operation, have been authorized for recovery through the Company's purchased gas adjustment clauses. The Company has recently filed for and expects full recovery of such costs in Pennsylvania, as well. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $7 million, which it expects also to recover through its purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

   As  of  September  30,   1996,  the  Company   is  scheduled  to   repay
   approximately $1 million of long-term debt in fiscal 1997. No other long-term debt is scheduled to be repaid over the next five years.

   Competition and Outlook

   The natural gas distribution industry is undergoing significant changes.
   The sale of gas by utility companies to commercial and industrial customers has been ``unbundled,'' or separated from the transportation

   service component, by several state regulatory commissions, including the NJBPU. In these states, while the sale of the gas commodity to commercial and industrial customers is now fully competitive, the transportation service remains regulated as to price and returns and subject to various restrictions and franchise protections. It is anticipated that additional states will unbundle these services for commercial and industrial customers and that, in the near term, some states will begin to unbundle these services for residential customers as well.

   NUI intends to submit proposals to state regulators in New Jersey and Florida to continue the unbundling process within NUI's service territories. In New Jersey, the Company plans to submit, during 1997, a pilot program to unbundle gas service to certain residential customers. As opposed to the commercial and industrial markets, the long-term benefits of unbundling for the residential customer are not clear. Accordingly, this program will provide valuable information to the Company and to other gas marketing companies regarding the energy choices of residential gas customers. The Company also intends to submit a proposal to the FPSC to unbundle gas service to commercial customers, in a manner similar to that currently in place in the Company's New
   Jersey service territory. This proposal is expected to cover the Company's entire Florida commercial customer base.

   Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, the Company is financially indifferent as to whether it transports gas or sells gas and transportation together. Unbundling provides the Company with an opportunity to make additional margins through its unregulated marketing subsidiary, NUI Energy, Inc. by competing with other unregulated marketers and brokers for sales of gas.

   The Company also faces the risk of loss of transportation service for large industrial customers who may have the ability to build connections to interstate gas pipelines and thereby bypass the Company's distribution system. Gas distributors can also expect increased competition from electricity as deregulation in that industry decreases prices and increases supply sources. Alternatively, opportunities may increase for gas service to fuel generators for large industrial customers, replacing electric utility service.

   The Company believes that in order to successfully compete in the deregulated energy markets, it must be able to provide customers with a broad array of energy and other products and services. In addition to the transportation and sale of gas, such products and services may include electricity and other energy commodities, energy efficiency services, comprehensive billing services, plant operations management, and fuels management. In addition, the Company may offer non-energy products and services to customers if such offerings are consistent with the Company's business plan.

   Most of the products and services described above are not currently provided by the Company. Therefore, the Company intends to acquire the skills and capabilities to provide some or all of them through various means, including acquisitions of companies, hiring of experienced
   employees, and alliances,  partnerships and  joint ventures.   All  such

   products and services would likely be offered through the coordinated marketing efforts of the Company.

   Mergers and acquisitions within the energy industry, including the gas distribution industry, have accelerated as many companies endeavor to offer more varied services to customers. The Company believes that the broadening of its product offerings and the expansion of its customer base are important to its future success. As a result, the Company may participate in one or more mergers and/or acquisitions if the Company deems such actions consistent with its business plan.

   The Company's operations are organized under three primary lines of business: Distribution Services, Energy Sales and Services, and Customer Services. The outlook for each is discussed below.

   Distribution Services

   Distribution Services is the core business of the Company, defined as the distribution, or transportation, of energy to retail customers. Such distribution service is regulated as to price, safety and return by the regulatory commissions of the states in which the Company operates.

   The Company has substantial growth opportunities in its distribution business. Capital investments for the entire Company are expected to increase to an estimated $57 million in fiscal 1997 from $37 million in fiscal 1996, in large part to take advantage of these growth opportunities. Almost half of the planned capital investment in fiscal 1997 is related to providing gas or transportation service to new customers. The highest rate of expected growth compared to fiscal 1996 levels will occur in the Company's Southern Division, where population growth rates are above the national average, and substantially higher than those in the Northern Division. While the Company is confident that these 1997 investments will earn a return in excess of its cost of capital, there can be no assurance that the expected margins from each capital investment will be fully realized.

   Customer Services

   The Customer Services unit provides repair and maintenance for customer-owned gas facilities and appliances, and collects energy usage data for billing purposes. The Company's strategy for its Customer Services unit is to improve the quality and timeliness of customer services, and to charge prices that fully reflect the quality of those services to its customers.

   The Company intends to implement several measures, including the use of new metering and communications technology, to improve the accuracy and timeliness of billing information. The Company is also working to lower the response time to customer service requests and to increase the types of services that are offered.

   The Company has reviewed its rate schedules and has imposed new or increased fees where appropriate for certain customer-initiated services. NUI may request state regulatory agencies to approve other service fee increases, thereby providing income to offset cost of providing gas service to its general customer base.


   Energy Sales and Services

   The Company's primary operations in Energy Sales and Services are composed of three business lines. First, in fiscal 1995 the Company started Natural Gas Services, Inc., later renamed NUI Energy, Inc. ("NUI Energy") to market gas service to unbundled retail commercial and industrial customers. The margins from NUI Energy in fiscal 1996 were approximately $1.1 million, but the expenses related to this start-up operation resulted in a slight loss for the year. The Company plans to capture market share and expand margins in its NUI Energy unit by rapidly increasing the number and experience level of salespeople dedicated to its target markets. The working capital investment planned for NUI Energy's operations is not expected to exceed $4 million in fiscal 1997. Due to the start-up nature of NUI Energy, it is not expected to provide a meaningful contribution to earnings until fiscal 1998.

   The second business line of Energy Sales and Services is wholesale sales and brokering of energy, primarily to utilities and energy marketing companies. The Company formed NUI Energy Brokers, Inc. ("Energy Brokers") in fiscal 1996 to perform such activities. Energy Brokers also is the provider of energy to the Company's retail marketing subsidiary, NUI Energy. Energy Brokers generated margins of approximately $1.6 million in fiscal 1996. Due to the start-up nature of Energy Brokers, it did not provide a meaningful contribution to earnings in fiscal 1996. The Company expects that margins will increase substantially in future years as Energy Brokers enhances its gas brokerage operations and expands into electric and other energy brokerage activities. The Company intends to minimize its risks in this business by limiting its financial and physical positions at any one time. As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. The earnings from Energy Brokers are likely to be more volatile, therefore, than the Company's distribution business.

   The third business line within Energy Sales and Services is in "off-system sales", or the use of utility-owned gas assets to make sales to customers outside of NUI's service areas. Such assets include pipeline capacity and gas storage facilities. These assets are managed separately from non-utility assets, and their use is monitored and regulated by state regulatory commissions. Pursuant to regulatory agreements in some states in which the Company operates, the Company is able to retain a portion of the margins from these sales in varying percentages depending on the state in which the assets are owned. The Company's share of margins from off-system sales were approximately $0.9 million in fiscal 1996. Such margins are likely to increase in fiscal 1997 as margin sharing agreements in Florida and other states become fully implemented.


   Effects of Inflation

   The Company's tariffs provide purchased gas adjustment clauses through which rates charged to customers are adjusted for changes in the cost of gas on a reasonably current basis. Increases in other utility costs and expenses not otherwise offset by increases in revenues or reductions in other expenses could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such

   increased costs and expenses, and the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses.


   Item 8. Financial Statements and Supplementary Data

   Consolidated financial statements of the Company as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1996, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                               PART III

   Item 10. Directors and Executive Officers of the Registrant

   Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1997.

   Item 11. Executive Compensation

   Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1997.

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1997.

   Item 13. Certain Relationships and Related Transactions

   Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than January 28, 1997.




                                PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) (1) Consolidated financial statements of the Company as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996 and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1996 are included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

        (2) The applicable financial statement schedule for the fiscal years 1996, 1995 and 1994 is included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

        (3) Exhibits:
   Exhibit      Description                            Reference
   No.
   2(i)         Letter Agreement, dated June 29,       Incorporated by
                1993, by and between NUI Corporation   reference to Exhibit
                and Pennsylvania & Southern Gas        2(i) to Registration
                Company                                Statement No. 33-50561

   2(ii)        Agreement and Plan of Merger, dated    Incorporated by
                as of July 27, 1993, by and between    reference to Exhibit
                NUI Corporation and Pennsylvania &     2(ii) to Registration
                Southern Gas Company                   Statement No. 33-50561

   3(i)         Certificate of Incorporation, amended  Incorporated by
                and restated as of December 1, 1995    reference to Exhibit
                                                       3(i) of NUI's Form 10-K
                                                       Report for Fiscal
                                                       1995

   3(ii)        By-Laws, amended and restated as of    Incorporated by
                October 24, 1995                       reference to Exhibit
                                                       3(ii) of NUI's Form
                                                       10-K Report for Fiscal
                                                       1995

   4(i)         Rights Agreement between NUI           Incorporated by
                Corporation and Mellon Securities      reference to NUI's
                Trust Company dated November 28,       Form 8-K dated
                1995                                   December 1, 1995.


   10(i)        Service Agreement by and between       Incorporated by
                Transcontinental Gas Pipe Line         reference to Exhibit
                Corporation and Elizabethtown Gas      10(i) to Registration
                Company ("EGC"), dated February 1,     Statement No. 33-50561
                1992 (#3686)

   10(ii)       Service Agreement under Rate Schedule  Incorporated by
                GSS by and between Transcontinental    reference to Exhibit
                Gas Pipe Line Corporation and EGC,     10(ii) to Registration
                dated May 3, 1972                      Statement No. 33-50561

   10(iii)      Service Agreement under Rate Schedule  Incorporated by
                LG-A by and between Transcontinental   reference to Exhibit
                Gas Pipe Line Corporation and EGC,     10(iii) to
                dated January 12, 1971                 Registration Statement
                                                       No. 33-50561

   10(iv)       Service Agreement by and between       Filed herewith
                Transcontinental Gas Pipe Line
                Corporation and EGC, dated
                November 1, 1995 (Contract #1.1997)

   10(v)        Service Agreement by and between       Filed herewith
                Transcontinental Gas Pipe Line
                Corporation and EGC, dated

                November 1, 1995 (Contract #1.1995)
   10(vi)       Firm Gas Transportation Agreement by   Incorporated by
                and among Transcontinental Gas Pipe    reference to Exhibit
                Line Corporation, EGC and National     10(vi) to Registration
                Fuel Gas Supply Corporation, dated     Statement No. 33-50561
                November 1, 1984

   10(vii)      Service Agreement by and among         Filed herewith
                Transcontinental Gas Pipe Line
                Corporation and EGC, dated
                November 1, 1995 (Contract #1.1998)

   10(viii)     Service Agreement for Rate Schedule    Incorporated by
                CDS by and between Texas Eastern       reference to Exhibit
                Transmission Corporation and EGC,      10(viii) to NUI's Form
                dated December 1, 1993 (Contract       10-K Report for Fiscal
                #800361)                               1994

   10(ix)       Service Agreement under Rate Schedule  Incorporated by
                FTS-7 by and between Texas Eastern     reference to Exhibit
                Transmission Corporation and EGC,      10(ix) to NUI's Form
                dated October 25, 1994 (Contract       10-K Report for Fiscal
                #331720)                               1994

   10(x)        Service Agreement for Rate Schedule    Incorporated by
                FTS-5 by and between Texas Eastern     reference to Exhibit
                Transmission Corporation and EGC,      10(x) to Registration
                dated June 1, 1993 (Contract #330917)  Statement No. 33-50561

   10(xi)       Service Agreement under Rate Schedule  Incorporated by
                FTS-8 by and between Texas Eastern     reference to Exhibit
                Transmission Corporation and EGC,      10(xi) to NUI's Form
                dated June 28, 1994 (Contract          10-K Report for Fiscal
                #331013)                               1994

   10(xii)      Service Agreement for Rate Schedule    Incorporated by
                FTS-5 by and between Texas Eastern     reference to Exhibit
                Transmission Corporation and EGC,      10(xii) to
                dated June 1, 1993 (Contract #330212)  Registration Statement
                                                       No.33-50561

   10(xiii)     Service Agreement for Rate Schedule    Incorporated by
                FTS-2 by and between Texas Eastern     reference to Exhibit
                Transmission Corporation and EGC,      10(xiii) to
                dated June 1, 1993 (Contract #330788)  Registration Statement
                                                       No. 33-50561

   10(xiv)      Service Agreement under NTS Rate       Incorporated by
                Schedule by and between Columbia Gas   reference to Exhibit
                Transmission Corporation and EGC,      10(xiv) to NUI's Form
                dated November 1, 1993 (Contract       10-K Report for Fiscal
                #39275)                                1993

   10(xv)       Service Agreement under SST Rate       Incorporated by
                Schedule by and between Columbia Gas   reference to Exhibit
                Transmission Corporation and EGC,      10(xv) to NUI's Form
                dated November 1, 1993 (Contract       10-K Report for Fiscal
                #38045)                                1993

   10(xvi)      Service Agreement under FTS Rate       Incorporated by
                Schedule by and between Columbia Gas   reference to Exhibit
                Transmission Corporation and EGC,      10(xvi) to NUI's Form
                dated November 1, 1993 (Contract       10-K Report for Fiscal
                #37882)                                1993

   10(xvii)     Gas Transportation Agreement under     Incorporated by
                FT-G Rate Schedule by and between      reference to Exhibit
                Tennessee Gas Pipeline Company and     10(xvii) to NUI's Form
                EGC (Contract #597), dated             10-K Report for Fiscal
                September 1, 1993                      1993

   10(xviii)    Gas Transportation Agreement under     Incorporated by
                FT-G Rate Schedule by and between      reference to Exhibit
                Tennessee Gas Pipeline Company and     10(xviii) to NUI's
                EGC (Contract #603), dated             Form 10-K Report for
                September 1, 1993                      Fiscal 1993

   10(xix)      Service Agreement by and between       Filed herewith
                Tennessee Gas Pipeline Company and
                EGC, dated November 1, 1995 (Contract
                #3832)

   10(xx)       Firm Transportation Service Agreement  Incorporated by
                under FTS-1 Rate Schedule by and       reference to Exhibit
                between City Gas and Florida Gas       10(xx) of NUI's Form
                Transmission dated October 1, 1993     10-K Report for Fiscal
                                                       1993

   10(xxi)      Lease Agreement between EGC and        Incorporated by
                Liberty Hall Joint Venture, dated      reference to Exhibit
                August 17, 1987                        10(vi) of EGC's Form
                                                       10-K Report for Fiscal
                                                       1987

   10(xxii)     1988 Stock Plan                        Incorporated by
                                                       reference to Exhibit
                                                       10(viii) to
                                                       Registration Statement
                                                       No.33-21525

   10(xxii)     First Amendment to 1988 Stock Plan     Incorporated by
                                                       reference to Exhibit
                                                       10(xxxiii) to
                                                       Registration Statement
                                                       No. 33-46162

   10(xxiii)    Form of Termination of Employment and  Incorporated by
                Change in Control Agreements           reference to Exhibit
                                                       10(xxiii) of NUI's
                                                       Form 10-K Report for
                                                       Fiscal 1995

   10(xxiv)     Firm Transportation Service Agreement  Incorporated by
                under FTS-2 Rate Schedule by and       reference to Exhibit
                between City Gas and Florida Gas       10(xxiv) of NUI's Form
                Transmission, dated December 12, 1991 10-K Report for Fiscal and Amendment dated November 12, 1993 1994

   10(xxv)      Service Agreement under Rate Schedule  Incorporated by
                LG-A by and between Transcontinental   reference to Exhibit
                Gas Pipeline and North Carolina Gas    10(xxv) of NUI's Form
                Service Division of Pennsylvania &     10-K Report for Fiscal
                Southern Gas Company, dated August 5,  1994
                1971

   10(xxvi)     Service Agreement under Rate Schedule  Incorporated by
                GSS by and between Transcontinental    reference to Exhibit
                Gas Pipeline and North Carolina Gas    10(xxvi) of NUI's Form
                Service Division of Pennsylvania &     10-K Report for Fiscal
                Southern Gas Company, dated April 13,  1994
                1972

   10(xxvii)    1996 Employee Stock Purchase Plan      Filed herewith

   10(xxviii)   Service Agreement under Rate Schedule  Incorporated by
                FT by and between Transcontinental     reference to Exhibit
                Gas Pipeline and North Carolina Gas    10(xxviii) of NUI's
                Service Division of Pennsylvania &     Form 10-K Report for
                Southern Gas Company, dated            Fiscal 1994
                February 1, 1992

   10(xxix)     1996 Directors Stock Purchase Plan     Filed herewith

   10(xxx)      Gas Storage Contract under Rate        Incorporated by
                Schedule FS by and between Tennessee   reference to Exhibit
                Gas Pipeline Company and Pennsylvania  10(xxx) of NUI's Form
                & Southern Gas Company, dated          10-K Report for Fiscal
                September 1, 1993                      1994

   10(xxxi)     Gas Transportation Agreement under     Incorporated by
                Rate Schedule FT-A by and between      reference to Exhibit
                Tennessee Gas Pipeline Co. and         10(xxxi) of NUI's Form
                Pennsylvania & Southern Gas Company,   10-K Report for Fiscal
                dated September 1, 1993 (Contract      1994
                #935)

   10(xxxii)    Gas Transportation Agreement under     Incorporated by
                Rate Schedule FT-A by and between      reference to Exhibit
                Tennessee Gas Pipeline Co. and         10(xxxii) of NUI's
                Pennsylvania & Southern Gas Company,   Form 10-K Report for
                dated September 1, 1993 (Contract      Fiscal 1994
                #936)

   10(xxxiii)   Gas Transportation Agreement under     Incorporated by
                Rate Schedule FT-A by and between      reference to Exhibit
                Tennessee Gas Pipeline Co. and         10(xxxiii) of NUI's
                Pennsylvania & Southern Gas Company,   Form 10-K Report for
                dated September 1, 1993 (Contract      Fiscal 1994
                #959)

   10(xxxiv)    Gas Transportation Agreement under     Incorporated by
                Rate Schedule FT-A by and between      reference to Exhibit
                Tennessee Gas Pipeline Co. and         10(xxxiv) of NUI's
                Pennsylvania & Southern Gas Company,   Form 10-K Report for
                dated September 1, 1993 (Contract      Fiscal 1994
                #2157)

   10(xxxv)     Employment Agreement, dated as of      Incorporated by
                July 29, 1988, between NUI             reference to Exhibit
                Corporation and Jack Langer            10(xxxv) of NUI's Form
                                                       10-K Report for Fiscal
                                                       1994

   10(xxxvi)    Service Agreement for Rate Schedule    Incorporated by
                FT by and between Transcontinental     reference to Exhibit
                Gas Pipe Line Corporation and EGC      10(xxxvi) of NUI's
                (Contract #1.0431) dated April 1,      Form 10-K Report for
                1995                                   Fiscal 1995

   10(xxxvii)   Service Agreement for Rate Schedule    Incorporated by
                FT by and between Transcontinental     reference to Exhibit
                Gas Pipe Line Corporation and EGC      10(xxxvii) of NUI's
                (Contract #1.0445) dated April 1,      Form 10-K Report for
                1995                                   Fiscal 1995

   10(xxxviii)  Service Agreement for Rate Schedule    Incorporated by
                SS-1 by and between Texas Eastern      reference to Exhibit
                Transmission Corporation and EGC       10(xxxviii) of NUI's
                (Contract (#400196) dated              Form 10-K Report for
                September 23, 1994                     Fiscal 1995

   10(xxxix)    Gas Storage Agreement under Rate       Incorporated by
                Schedule FS by and between Tennessee   reference to Exhibit
                Gas Pipeline Company and EGC           10(xxxix) of NUI's
                (Contract #8703) dated November 1,     Form 10-K Report for
                1994                                   Fiscal 1995

   10(xl)       Consulting Agreement, dated as of      Incorporated by
                March 24, 1995, between NUI            reference to Exhibit
                Corporation and John Kean              10(xl) of NUI's Form
                                                       10-K Report for Fiscal
                                                       1995

   10(xli)      Form of Deferred Compensation          Incorporated by
                Agreement                              reference to Exhibit
                                                       10(xli) ) of NUI's
                                                       Form 10-K Report for
                                                       Fiscal 1995

   10(xlii)     1996 Stock Option and Stock Award      Filed herewith
                Plan

   12           Consolidated Ratio of Earnings
                to Fixed Charges                       Filed herewith

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

        None




              INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

   Consolidated Financial Statements of NUI Corporation and Subsidiaries:

        Report of Independent Public Accountants.............F-2

        Consolidated Financial Statements as of
        September 30, 1996 and 1995 and for each
        of the Three Years in the Period
        Ended September 30, 1996.............................F-3

        Unaudited Quarterly Financial Data for
        the Two-Year Period Ended September 30, 1996
        (Note 11 of the Notes to the Company's Consolidated
        Financial Statements)...............................F-18

   Financial Statement Schedule of NUI Corporation and Subsidiaries:

        Report of Independent Public Accountants.............F-2

        Schedule II --- Valuation and Qualifying Accounts
        for each of the Three Years in the
        Period Ended September 30, 1996.....................F-19


   All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To NUI Corporation:

   We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of NUI Corporation (a New Jersey corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity, for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NUI Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP

   New York, New York
   November 19, 1996

                     NUI Corporation and Subsidiaries
                     Consolidated Statement of Income
             (Dollars in thousands, except per share amounts)


                                            Years Ended September 30,

                                             1996       1995      1994
  Operating Margins
    Operating revenues                    $468,978   $376,445   $405,240
    Less- Purchased gas and fuel           268,123    189,510    223,421
          Gross receipts and franchise
           taxes                            36,927     33,669     37,173
                                           -------    -------    -------
                                           163,928    153,266    144,646
                                           -------    -------    -------
  Other Operating Expenses
    Operations and maintenance              94,497     90,523     90,904
    Depreciation and amortization           21,134     19,750     17,446
    Restructuring and other non-
      recurring charges                         --      8,591        923
    Other taxes                              7,605      7,657      7,435
    Income taxes                             7,811      2,886      2,098
                                           -------    -------    -------
                                           131,047    129,407    118,806
                                           -------    -------    -------

  Operating Income                          32,881     23,859     25,840
                                            ------     ------     ------
  Other Income and Expense, Net                625        439        506
                                            ------     ------     ------
  Interest Expense                          18,610     18,781     15,566
                                            ------     ------     ------
  Net Income                               $14,896    $ 5,517    $10,780
                                            ======     ======     ======
  Net Income Per Share of Common Stock     $  1.52    $   .60    $  1.25
                                            ======     ======     ======
  Dividends Per Share of Common Stock      $   .90    $   .90    $  1.60
                                            ======     ======     ======
  Weighted Average Number of Shares
    of Common Stock Outstanding          9,819,431  9,152,837  8,617,790
                                         =========  =========  =========


            See the notes to the consolidated financial statements

                     NUI Corporation and Subsidiaries
                        Consolidated Balance Sheet
                          (Dollars in thousands)

                                                    September 30,
                                                  1996         1995
   ASSETS
   Utility Plant
     Utility plant, at original cost            $630,909      $597,360
     Accumulated depreciation and
      amortization                              (200,333)     (184,558)
     Unamortized plant acquisition
      adjustments                                 33,724        35,269
                                                 -------       -------
                                                 464,300       448,071
                                                 -------       -------
   Funds for Construction Held by Trustee         44,652        14,405
                                                 -------       -------
   Investments in Marketable Securities,
    at market                                      4,417         2,723
                                                 -------       -------
   Current Assets
     Cash and cash equivalents                     3,736         3,601
     Accounts receivable (less allowance for
      doubtful accounts of $2,288 in 1996
      and $1,689 in 1995)                         43,664        30,293
     Fuel inventories, at average cost            29,191        27,629
     Unrecovered purchased gas costs               6,987            --
     Prepayments and other                        18,525        20,007
                                                 -------       -------
                                                 102,103        81,530
                                                 -------       -------
   Other Assets
     Regulatory assets                            52,482        54,374
     Deferred assets                              10,012         9,062
                                                 -------       -------
                                                  62,494        63,436
                                                 -------       -------
                                                $677,966      $610,165
                                                 =======       =======


   CAPITALIZATION AND LIABILITIES
   Capitalization (See accompanying
    statements)
     Common shareholders' equity                $179,107      $140,912
     Preferred stock                                  --            --
     Long-term debt                              230,100       222,060
                                                 -------       -------
                                                 409,207       362,972
                                                 -------       -------

   Capital Lease Obligations                      10,466        11,114
                                                 -------       -------
   Current Liabilities
     Current portion of long-term debt and
      capital lease obligations                    2,584         1,759
     Notes payable to banks                       54,895        37,935
     Accounts payable, customer deposits and
      accrued liabilities                         65,902        58,770
     Overrecovered purchased gas costs                --         4,895
     Federal income and other taxes                2,696         7,718
                                                 -------       -------
                                                 126,077       111,077
                                                 -------       -------
   Other Liabilities
     Deferred Federal income taxes                59,050        51,946
     Unamortized investment tax credits            6,635         7,102
     Environmental remediation reserve            33,981        33,981
     Regulatory and other liabilities             32,550        31,973
                                                 -------       -------
                                                 132,216       125,002
                                                 -------       -------
                                                $677,966      $610,165
                                                 =======       =======



            See the notes to the consolidated financial statements

                     NUI Corporation and Subsidiaries
                   Consolidated Statement of Cash Flows
                          (Dollars in thousands)

                                            Years Ended September 30,

                                                1996      1995     1994

   Operating Activities
   Net Income                                 $14,896   $5,517   $10,780

   Adjustments to reconcile net income to net
   cash provided by operating activities:
           Depreciation and amortization       22,315   20,932    18,733
           Deferred Federal income taxes        7,569    2,005     6,893
           Non-cash  portion of restructuring
             and other non-recurring charges       --    4,913       683
           Amortization  of  deferred
             investment tax credits              (467)    (468)     (476)
           Other                                4,617    4,626     2,926
           Effects of changes in:
              Accounts receivable, net        (13,371)   7,923    (5,724)
              Fuel inventories                 (1,562)     987      (193)
              Accounts  payable, deposits
               and accruals                     8,310    7,775     2,627
              Over  (under)  recovered
               purchased gas costs            (11,882)   2,949     4,332
              Gross receipts and franchise
               taxes                            1,543   (4,152)  (11,112)
              Other                            (9,438)  (5,088)   (6,986)
    Net cash provided by operating
      activities                               22,530   47,919    22,523
                                               ------   ------    ------
   Financing Activities
   Proceeds from sales  of common  stock, net
   of treasury stock purchased                 31,371      577     6,323
   Dividends to shareholders                   (8,700)  (8,296)  (13,836)
   Proceeds from issuance of long-term debt    39,000   70,000    66,500
   Funds for construction held by trustee,
    net                                       (29,049)  10,125    (2,093)
   Repayments of long-term debt               (30,138)  (9,902)  (54,159)
   Principal payments under capital lease
    obligations                                (1,829)  (1,844)  (2,055)
   Net short-term borrowings (repayments)      16,960  (72,190)   33,893
                                               ------   ------    ------
    Net   cash  provided  by   (used  for)
       financing activities                    17,615  (11,530)   34,573
                                                                     -
   Investing Activities
   Cash expenditures for utility plant        (37,053) (37,976)  (53,601)
   Proceeds from sales of marketable
    securities                                  1,268    1,199       659
   Purchases of marketable securities          (2,343)      --        --
   Proceeds from sale of assets                   --        --     1,610
   Other                                       (1,882)  (1,648)   (2,000)
                                               ------   ------    ------
    Net cash (used for) investing
      activities                              (40,010) (38,425)  (53,332)
                                               ------   ------    ------
   Net Increase (Decrease) in Cash and
    Cash Equivalents                          $   135  $(2,036)  $ 3,764
                                                =====    =====     =====
   Cash and Cash Equivalents
   At beginning of period                     $ 3,601  $ 5,637  $  1,873
   At end of period                             3,736    3,601     5,637

   Supplemental Disclosures of Cash Flows
   Income taxes paid (refunds received), net  $ 2,612  $(1,129) $   666
   Interest paid                               18,654   17,436   17,597


            See the notes to the consolidated financial statements

                     NUI Corporation and Subsidiaries
                 Consolidated Statement of Capitalization
                          (Dollars in thousands)

                                                        September 30,

                                                       1996       1995
   Long-Term Debt
   Gas facilities revenue bonds
      6.625% due October 1, 2021*                  $ 8,400     $ 8,400
      6.75% due October 1, 2021*                    46,200      46,200
      6.35% due October 1, 2022                     46,500      46,500
      6.40% due October 1, 2024*                    20,000      20,000
      Variable rate due June 1, 2026*               39,000          --
   Medium-term notes
      7.125% due August 1, 2002                     20,000      20,000
      8.35% due February 1, 2005                    50,000      50,000
   Credit agreement indebtedness                        --      30,000
   ESOP indebtedness, 6% due May 31, 2002              950       1,088
                                                   -------     -------
                                                   231,050     222,188
   Current portion of long-term debt                  (950)       (128)
                                                   -------     -------
                                                   230,100     222,060
                                                   -------     -------

   Preferred Stock, 5,000,000 shares authorized;        --         --
      none issued

   Common Shareholders' Equity
   Common Stock, no par value;  shares authorized:
   30,000,000; shares outstanding: 11,085,876 in
     1996 and 9,201,237 in 1995                    171,968     139,093
   Shares held in treasury: 92,731 shares  in 1996  (1,564)     (1,265)
   and 90,397 in 1995
   Retained earnings                                10,117       3,921
   Valuation of marketable securities                  389         232
   Unearned employee compensation                   (1,803)     (1,069)
                                                   -------     -------
                                                   179,107     140,912
                                                   -------     -------
   Total Capitalization                            $409,207    $362,972
                                                    =======     =======

   * The total unexpended portions of the net proceeds from these bonds, amounting to $42.6 million and $13.6 million as of September 30, 1996 and September 30, 1995, respectively, are carried on the Company's consolidated balance sheet as funds for construction held by trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.


            See the notes to the consolidated financial statements


                        NUI Corporation and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                             (Dollars in thousands)




                                 Common Stock                      Unrealized
                         -----------------------------             Gain (Loss)-   Unearned
                          Shares     Paid-in  Held in   Retained   Marketable     Employee
                        Outstanding  Amount   Treasury  Earnings   Securities     Compensation   Total

Balance,
September 30, 1993       8,201,096  $114,895    $(797)  $ 9,718       $ (93)      $ (1,339)     $122,384

Common stock
issued:
  PSGS
  acquisition              683,443    16,864                                                      16,864
  Other*                   272,556     6,323                                                       6,323
Net income                                               10,780                                   10,780
Cash dividends                                          (13,836)                                 (13,836)
Unrealized gain                                                          93                           93
ESOP
transactions                                                 38                       122            160
                         ---------   -------    ------   ------       -----        ------        -------
Balance,
September  30, 1994      9,157,095  $138,082     $(797)  $6,700       $ --        $(1,217)      $142,768

Common stock
issued*                     74,499     1,045                                                       1,045
Treasury stock
purchased                  (30,357)               (468)                                             (468)
Net income                                                5,517                                    5,517
Cash dividends                                           (8,296)                                  (8,296)
Unrealized gain                                                        232                           232
ESOP
transaction                              (34)                                          (148)         114
                         ---------   -------    ------   ------      -----          -------      -------
Balance,
September 30, 1995       9,201,237  $139,093   $(1,265)  $3,921      $ 232          $(1,069)    $142,912

Common stock
issued:
 Public
 offering                1,800,000    31,067                                                     31,067
 Other*                     86,973     1,548                                                      1,548
Treasury stock
 transactions               (2,334)      260     (299)                                              (39)
Net income                                               14,896                                  14,896
Cash dividends                                           (8,700)                                 (8,700)
Unrealized gain                                                      157                            157
Unearned
compensation                                                                         (734)         (734)
                         ----------   -------    -----   ------     ----           ------       -------
Balance,
September 30, 1996       11,085,868  $171,968  $(1,564) $10,117    $ 389         $ (1,803)     $179,107
                         ==========   =======   ======   ======     ====           ======       =======

      * Represents common stock issued in connection with NUI Direct and various employee benefit plans.


           See the notes to the consolidated financial statements.

                   NUI Corporation and Subsidiaries
            Notes to the Consolidated Financial Statements

   1.  Summary of Significant Accounting Policies

   Principles of Consolidation. The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as "NUI" or the "Company"). The Company distributes and sells natural gas and related services in six states through its Northern and Southern utility Divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division was formed effective April 1, 1995 through the consolidation of the Company's City Gas Company of Florida ("CGF") and Pennsylvania & Southern Gas Company ("PSGS") operations (see Note 3). PSGS, which has operations in North Carolina, Maryland, Pennsylvania and New York, was acquired on April 19, 1994. In addition to gas distribution operations, the Company provides retail gas sales and related services through its NUI Energy, Inc. subsidiary; bill processing and related customer services for utilities and municipalities through its Utility Business Services, Inc. subsidiary; and wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

   Utility Plant. Utility plant is stated at its original cost. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying composite average annual rates as approved by the state commissions. The composite average annual depreciation rate was 3% in fiscal 1996, 3.2% in fiscal 1995 and 3.1% in fiscal 1994. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. Repairs of all utility plant and replacements and renewals of minor items of property are charged to maintenance expense as incurred.

   The unamortized plant acquisition adjustments represent the remaining portion of the excess of the purchase price over the book value of net assets acquired. The excess is being amortized on a straight-line basis over thirty years from the date of acquisition. The results of operations of acquired entities have been included in the accompanying consolidated financial statements for the periods subsequent to their acquisition.


   Operating Revenues and Purchased Gas and Fuel Costs. Operating revenues include accrued unbilled revenues through the end of each accounting period. Operating revenues also reflect adjustments attributable to weather normalization clauses that are accrued during the winter heating season and billed or credited to customers in the following year.

   Costs of purchased gas and fuel are recognized as expenses in accordance with the purchased gas adjustment clause applicable in each state. Such clauses provide for periodic reconciliations of actual recoverable gas costs and the estimated amounts that have been billed to customers. Under or over recoveries are deferred when they arise and are recovered from or refunded to customers in subsequent periods.

   Restricted Cash. In accordance with certain regulatory requirements in North Carolina, the Company is required to deposit pipeline supplier refunds in an interest-bearing account. These funds, including interest earned thereon, amounted to approximately $1.0 million and $0.9 million as of September 30, 1996 and 1995, respectively, and are restricted for uses as prescribed by North Carolina regulatory authorities. This balance is classified in the Company's consolidated balance sheet in deferred charges with a corresponding amount included in other liabilities.

   Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the liability method to be used to account for deferred income taxes. Under this method, deferred income taxes related to tax and accounting basis differences are recognized at the statutory income tax rates in effect when the tax is expected to be paid.

   Investment tax credits, which were generated principally in connection with additions to utility plant made prior to January 1, 1986, are being amortized over the estimated service lives of the properties that gave rise to the credits.

   Regulatory Assets and Liabilities. The Company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. The following represents the Company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 1996 and 1995 (in thousands):


                                             1996       1995

        Regulatory Assets
         Environmental investigation
           and remediation costs            $33,658   $32,967
         Unrecovered gas costs                6,730     9,675
         Postretirement and other
           employee benefits                  8,339     6,332
         Deferred piping allowances           3,010     3,249
         Other                                  745     2,151
                                             ------    ------
                                            $52,482   $54,374
                                             ======    ======
        Regulatory Liabilities
         Net overcollection of income
           taxes                            $ 5,208   $ 5,365
         Gas supplier refunds                   850     1,387
         Other                                   88       222
                                              -----     -----
                                           $  6,146  $  6,974
                                              =====     =====
   Although the gas distribution industry is becoming increasingly competitive, the Company's utility operations continue to recover their costs through cost-based rates established by the public utility commissions. As a result, the Company believes that the accounting prescribed under SFAS 71 remains appropriate.

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

   New Accounting Standards. The Company is required to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121") in fiscal 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets. The adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

   The Company is also required to adopt Statement of Financial Accounting Standards No. 123 ("SFAS 123") in fiscal 1997. SFAS 123 establishes a fair value method of accounting for or disclosing stock-based compensation plans. The Company intends to adopt the disclosure provisions of SFAS 123 only, which requires disclosing the pro-forma consolidated net income and earnings per share amounts assuming the fair value accounting provisions of SFAS 123 were adopted. This adoption will not affect the Company's financial condition or results of operations.

   2.  Acquisition of Pennsylvania & Southern Gas Company

   On April 19, 1994, the Company issued and exchanged 683,443 shares of NUI common stock for all of the outstanding common shares of PSGS pursuant to the merger of PSGS with and into NUI (the "PSGS Merger").

   The transaction was valued at approximately $17 million. PSGS operates as part of the Southern Division of NUI.

   The PSGS Merger was accounted for as a purchase in accordance with generally accepted accounting principles and the results of operations of PSGS have been consolidated with those of NUI as of April 19, 1994. Due to the effects of the regulatory process, the underlying net assets of PSGS have been recorded at their historical net book value. The excess of the purchase price over the historical net book value of the underlying net assets of PSGS is included in utility plant as a "plant acquisition adjustment" and is being amortized over a thirty year period. On September 30, 1994, NUI sold its PSGS propane assets. The excess of the purchase price over the net book value of the propane assets sold reduced the plant acquisition adjustment by approximately $1.4 million. As discussed further in Note 10, the Company, in connection with the PSGS Merger, acquired former manufactured gas plant facilities. No provision for environmental remediation had been made by PSGS in its financial statements prior to the PSGS Merger. As a result, during fiscal years 1994 and 1995, the Company recorded a total of $3.7 million additional plant acquisition adjustment to provide for probable environmental remediation liabilities.

   3.  Restructuring and Other Non-Recurring Charges

   In fiscal 1995, the Company incurred approximately pre-tax $8.6 million of non-recurring charges for, among other things, the implementation of an early retirement program and the consolidation of its Florida and PSGS operations.

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

   Effective April 1, 1995, the Company consolidated its Florida and PSGS divisions to form a new NUI Southern Division. The Southern Division is headquartered in Hialeah, Florida. As a result, PSGS headquarters in Sayre, Pennsylvania was closed effective December 31, 1995. The Company incurred a charge of approximately $2.6 million for severance and other expenses associated with the consolidation of the two divisions.

   In addition, during fiscal 1995, the Company incurred a charge of approximately $0.8 million to write down certain regulatory assets as a result of the November 1994 settlement of the Company's Florida rate case.

   The Company also incurred approximately $0.9 million of non-recurring charges in fiscal 1994 related to the write-down of certain non-recoverable regulatory assets and for certain restructuring costs in Florida.

   4. Capitalization

   Long-Term Debt. On June 12, 1996, the Company issued $39 million of floating rate tax exempt Gas Facilities Revenue Bonds which mature on June 1, 2026. Under the terms of the floating rate debt, the interest rate paid by the Company, which averaged 3.1% since the date of issuance, is reset daily. The proceeds of the bond issuance are being used to finance part of the Northern Division's capital expenditure program.

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

   The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1996 and 1995, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $42.6 million and $13.6 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

   As of September 30, 1996, the Company is scheduled to repay approximately $1 million of long-term debt in fiscal 1997. No other long-term debt is scheduled to be repaid over the next five years.

   Preferred Stock. The Company has 5,000,000 shares of authorized but unissued preferred stock. Shares of Series A Junior Participating Preferred Stock have been reserved for possible future issuance in connection with the Company's Shareholder Rights Plan described below.

   Shareholder Rights Plan. In November 1995, the Company's Board of Directors adopted a Shareholder Rights Plan under which shareholders of NUI common stock were issued as a dividend one right to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $50 ("Right") for each share of common stock held. The Rights initially attach to the shares of NUI common stock and can be exercised or transferred only if a person or group (an "Acquirer"), with certain exceptions, acquires, or commences a tender offer to acquire, beneficial ownership of 15% or more of NUI common stock. Each Right, except those held by the Acquirer, may be used by the non-acquiring shareholders to purchase, at the Right's exercise price, shares of NUI common stock having a market value equivalent to twice the Right's exercise price, thus substantially reducing the Acquirer's ownership percentage.

   The Company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of any such event. All Rights expire on November 27, 2005.

   Common Stock. On May 20, 1996, the Company issued an additional 1.8 million shares of NUI common stock. The net proceeds from the offering totaled $31.1 million and were used to repay the Company's $30 million credit agreement indebtedness with the remainder used to reduce outstanding short-term debt.

   As discussed in Note 2, the Company issued 683,443 shares of NUI common stock in connection with the acquisition of PSGS on April 19, 1994.

   The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective in December 1994, these plans commenced purchasing shares on the open market to fulfill the plans' requirements rather than purchasing the shares directly from the Company. Under the terms of these plans, the Company may change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa. Effective in October 1996, the Company began purchasing shares directly from the Company for these common stock plans. In addition, during fiscal 1996, the Company began issuing new shares of NUI common stock under three new stock plans.

   At September 30, 1996, shares reserved for issuance under the Company's common stock plans were: NUI Direct, 202,325; Savings and Investment Plan, 325,769; 1996 Stock Option and Stock Award Plan, 212,092; 1996 Employee Stock Purchase Plan, 123,038; and the 1996 Director Stock Purchase Plan, 65,102.

   Stock Plans. The Company's Board of Directors believes that both directors' and management's interest should be closely aligned with that of shareholders. As a result, under the 1996 Stock Option and Stock Award Plan, the 1996 Director Stock Purchase Plan and the 1988 Stock Plan, the Company has a long-term compensation program for directors, executive officers and key employees involving shares of NUI common stock.

   Each non-employee director of the Company earns an annual retainer fee that consists of a deferred grant of shares of NUI common stock. As of September 30, 1996, such retainer fee was equivalent to a fair market value of $15,000 on the date of grant. In addition, non-employee directors who also chair committees of the Board receive additional deferred grants with a fair market value of $2,500 on the date of grant.
    Deferred stock grants are increased on each common stock dividend payment date by an amount equal to the number of shares of NUI common stock which would have been purchased had all deferred stock grants been issued and the dividends reinvested in additional shares. As of September 30, 1996, the total deferred grants for non-employee directors were 27,681 shares of NUI common stock, an increase of 6,585 shares during fiscal 1996.

   Shares granted as long-term compensation for executive officers and key employees amounted to 65,113 shares in fiscal 1996, 17,620 shares in fiscal 1995 and 15,730 shares in fiscal 1994. As of September 30, 1996, a total of 87,297 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

   Executive officers and key employees are eligible to be granted options for the purchase of NUI common stock at prices equal to the market price

   per share on the date of grant. The option must be exercised within ten years from the date of grant. Transactions during the last three fiscal years involving stock options were as follows:

                                           Number of     Option  Price
                                            Shares          per share

   Options outstanding and exercisable
      at September 30, 1993                  16,450      $14.42-$17.625

   Fiscal 1994
      Exercised                              (2,300)     $14.42
      Canceled                               (1,150)     $14.42

   Fiscal 1995
      Canceled                               (3,200)     $15.77
                                              -----
   Options outstanding and exercisable
      at September 30, 1996                   9,800      $15.77-$17.625
                                              =====

   As of September 30, 1996, options with respect to 2,400 shares carry stock appreciation rights with an exercise price of $15.77 per share. During fiscal 1995, payment on 1,600 stock appreciation rights was made at an exercise price of $15.77.

   Employee Stock Ownership Plan. On March 30, 1995, the Company terminated the employee stock ownership plan ("ESOP") which was provided for certain employees of CGF. The ESOP is completing its allocation of plan assets among participant's accounts in accordance with a private letter ruling issued by the Internal Revenue Service in October 1996 at the request of the Company. Upon completion of the allocations, which is expected in fiscal 1997, the ESOP indebtedness will be satisfied.

   The Company incurred ESOP expense amounting to $0.2 million in both fiscal 1996 and 1995, and $0.9 million in fiscal 1994. As of September 30, 1996, the ESOP trust held 113,895 shares of NUI common stock, of which 62,047 shares were allocated to participating employees. Participating employees are entitled to vote the allocated shares and the ESOP trustee votes the remainder of the shares.

   Dividend Restrictions. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay $24 million of cash dividends at September 30, 1996.

   5. Notes Payable to Banks

   At September 30, 1996, the Company's outstanding notes payable to banks were $54.9 million with a combined weighted average interest rate of 5.8%. Unused lines of credit at September 30, 1996 were $76 million.

   The weighted average daily amount outstanding of notes payable to banks and the weighted average interest rate on that amount was $39.9 million at 5.6% in fiscal 1996, $58 million at 5.9% in fiscal 1995 and $82 million at 4.1% in fiscal 1994.

   6. Leases

   Utility plant held under capital leases amounted to $23.5 million at September 30, 1996 and $22.9 million at September 30, 1995, with related accumulated amortization of $11.5 million and $10.3 million, respectively. These properties consist principally of leasehold improvements and office furniture and fixtures. A summary of future minimum payments for properties held under capital leases follows (in thousands):

                  1997                      $2,582
                  1998                       2,397
                  1999                       8,875
                  2000                         415
                  2001                         300
                  2002 and thereafter          344
                  Total future minimum
                  payments                  14,913
                  Amount representing
                  interest                  (2,813)
                  Current portion of
                  capital lease
                  obligations               (1,634)
                                            ------
                  Capital lease obligation  $10,466
                                             ======

   Minimum payments under noncancelable operating leases, which relate principally to office space, are approximately $4.1 million in fiscal 1997, $3.8 million in fiscal 1998, $3.7 million in fiscal 1999, $3.8 million in fiscal 2000 and $3.9 million in fiscal 2001.

   Rents charged to operations expense were $4.6 million in both fiscal 1996 and fiscal 1995, and $4.3 million in fiscal 1994.

   7. Financial Instruments

   As of September 30, 1996 and 1995, the market value of the Company's investments in marketable securities exceeded their cost by approximately $623,000 and $372,000, respectively, which unrealized gain is reflected net of deferred income taxes in the accompanying consolidated balance sheet as a component of shareholders' equity.

   The fair value of the Company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The fair value of the Company's long-term debt exceeded its carrying value by approximately $11 million and $8 million as of September 30, 1996 and 1995, respectively. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.

   8. Consolidated Taxes

   The provision for Federal income taxes is comprised of the following (in thousands):

                                      1996     1995     1994

         Currently payable          $  647   $  833  $(4,102)
         Deferred, net               7,569    2,005    6,893
         Amortization of investment
          tax credits                 (467)    (468)    (476)
                                     -----    -----    -----
         Total provision for
         Federal income taxes       $7,749   $2,370  $ 2,315
                                     =====    =====    =====

   The components of the Company's net deferred tax liability (asset) as of September 30, 1996 and 1995 are as follows (in thousands):

                                             1996       1995

        Depreciation and other utility
           plant differences                $47,700   $45,142
        Plant acquisition adjustments        11,254    11,650
        Alternative minimum tax credit       (2,984)   (4,632)
        Unamortized investment tax credit    (2,306)   (2,467)
        Deferred charges and regulatory
           assets                             8,864     5,882
        Gross receipts and franchise taxes    2,559     3,132
        Other                                (6,037)   (6,761)
                                             ------    ------
                                            $59,050   $51,946
                                             ======    ======

   The alternative minimum tax credit can be carried forward indefinitely to reduce the Company's future tax liability.

   The Company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

                                          1996        1995       1994
     Income before Federal income
     taxes                              $22,645     $ 7,888    $13,095
                                         ------      ------     ------

     Federal income taxes computed at
     statutory tax rate (35% in fiscal
     1996 and 34% in both fiscal 1995
     and 1994)                            7,926       2,682      4,452
     Increase (reduction) resulting
     from:
        Excess of book over tax
           depreciation                     360         367        373
        Amortization of investment tax
           credits                         (467)       (468)      (476)
        Adjustments of prior years'
           taxes                             --        --       (1,770)
        Other, net                          (70)      (211)       (264)
                                          -----      -----       -----
     Total provision for Federal
        income taxes                      7,749      2,370       2,315
     Provision (benefit) for state
        income taxes                        395        756        (212)
                                          -----      -----       -----
     Total provision for income taxes     8,144      3,126       2,103
     (Less) provision included in
       other income and expense            (333)      (240)         (5)
     Provision for income taxes
       included in operating expenses    $7,811     $2,886      $2,098
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

   The components of pension expense for the Company's plans were as follows (in thousands):

                                          1996        1995      1994

      Service cost                      $1,973      $ 2,044   $2,579
      Interest cost                      6,103        5,290    5,016
      Actual return on plan assets     (15,076)     (20,072)    (163)
      Net amortization and deferral      6,653       11,949   (7,035)
      Special termination benefits         --         4,083       --
                                         -----        -----    -----
         Pension expense (credit)      $  (347)     $ 3,294   $  397
                                         =====        =====    =====

   The status of the Company's funded plans as of September 30 was as follows (in thousands):

                                                 1996        1995
     Actuarial present  value  of  benefit
     obligations:
          Vested benefits                      $67,142     $64,125
          Non-vested benefits                    2,531       2,626
                                               -------     -------
     Accumulated benefit obligations            69,673      66,751
     Projected increases  in  compensation
     levels                                     11,725      15,658
                                               -------     -------
     Projected benefit obligation               81,398      82,409
     Market value of plan assets               109,952      96,910
                                               -------     -------
     Plan assets  in  excess  of projected
     benefit obligation                         28,554      14,501
     Unrecognized net gain                     (22,756)    (11,175)
     Unrecognized prior service cost               773         888
     Unrecognized net transition asset          (3,272)    ( 3,924)
     Deferred special termination benefits         --         (573)
                                               -------     -------
        Pension prepayment (liability)       $   3,299     $  (283)
                                               =======       ======

   The projected benefit obligation was calculated using a discount rate of 8% in fiscal 1996 and 7.5% in fiscal 1995 and an assumed annual increase in compensation levels of 4% in fiscal 1996 and 5% in fiscal 1995. The expected long-term rate of return on assets is 9%. The assets of the Company's funded plans are invested primarily in publicly-traded fixed income and equity securities.

   Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $2.6 million as of September 30, 1996 and $3.1 million as of September 30, 1995, and the expense for this plan was approximately $0.4 million in both fiscal 1996 and fiscal 1995, and $0.5 million in fiscal 1994.

   Postretirement Benefits Other Than Pensions. The Company provides certain health care benefits to all retirees receiving benefits under a Company pension plan other than the CGF plan, who reach retirement age while working for the Company.

   The Company accounts for these plans under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which, among other things, requires companies to accrue the expected cost of providing other postretirement benefits to employees and their beneficiaries during the years that eligible employees render the necessary service. The Company does not currently fund these future benefits.

   The components of postretirement benefit expense other than pensions for the years ended September 30, 1996 and 1995 were as follows (in thousands):

                                                 1996         1995

      Service cost                              $  600       $  518
      Interest cost                              2,096        1,713
      Amortization of transition obligation      1,028        1,028
      Other                                        115          132
      Net postretirement expense                 3,839        3,391
      Benefits paid                             (1,284)      (1,352)
                                                 -----        -----
         Increase in accrued postretirement
           benefit obligations                  $2,555       $2,039
                                                 =====        =====

   The status of the Company's postretirement plans other than pensions as of September 30, 1996 and 1995 was as follows (in thousands):

                                                  1996       1995

      Accumulated postretirement benefit
      obligation:
       Retirees                                $19,905     $15,045
       Fully eligible active plan
       participants                              3,095       3,729
       Other active plan participants            6,721       6,725
                                                ------      ------
      Total accumulated postretirement
       benefit obligations                      29,721      25,499
      Unrecognized transition obligation       (17,475)    (18,503)
      Unrecognized net (loss)                   (4,113)     (1,844)
      Unrecognized prior service cost             (426)       --
                                                ------      ------
       Accrued postretirement benefit
       obligation                               $7,707     $ 5,152
                                                 =====       =====

   The health care trend rate assumption is 11.85% in 1997 gradually decreasing to 5.5% for the year 2006 and later. The discount rate used to compute the accumulated postretirement benefit obligation was 8% in fiscal 1996 and 7.5% in fiscal 1995. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated postretirement benefit obligation by approximately $4 million and the aggregate annual service and interest costs by approximately $0.5 million.

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

   On August 1, 1996, the NJBPU issued a generic order setting forth certain guidelines under which mechanisms would be established for New Jersey utilities to recover postretirement benefits expense other than pensions in accordance with SFAS 106 and the EITF consensus, without being required to file a base rate case. The Company expects that this proceeding will be concluded and an order will be issued by the NJBPU in early 1997, pursuant to which the Company will be able to seek rate recovery of these costs. The Company will also seek ratemaking treatment consistent with the EITF consensus from the commissions in the other states in which it operates.

   The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefit may have a significant effect on the amount of the reported obligation and the annual deferral and expense.

   10. Commitments and Contingencies

   Commitments. Capital expenditures are expected to be approximately $57 million in fiscal 1997.

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

   The Company,  with  the  aid  of  environmental  consultants,  regularly
   assesses  the  potential   future  costs   associated  with   conducting
   investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, as of September 30, 1996, the Company has recorded a total
   reserve  for  environmental  investigation  and  remediation  costs   of
   approximately $34 million, which the Company expects to expend during the next 20 years. The reserve, which includes remediation costs for seven of the Company's 16 MGP sites, is net of approximately $5 million which will be borne by a prior owner and operator of two of the Northern

   Division sites in accordance with a cost sharing agreement. Of this approximate $34 million reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. The Company is not able at this time to determine the requirement for remediation if contamination is present at any of the other sites and, if present, the costs associated with such remediation. The Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books.

   The Company believes that its remediation costs for the Northern Division MGP sites will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The last base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $33 million as of September 30, 1996, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. In July 1996, the NJBPU approved a petition filed by the Northern Division to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC enables the Company to recover actual MGP expenses over a rolling seven year period. On September 3, 1996, the Company made its initial filing under the RAC to begin recovery of $3.1 million of environmental costs incurred from inception through June 30, 1996. A decision is expected in early fiscal 1997. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. Since the Company is not able at this time to determine the extent of recovery, if any, relating to the Southern Division MGP sites, the Company recorded remediation costs of $3.7 million in fiscal 1994 and 1995 as an additional plant acquisition adjustment (see Note 2). The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

   Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $75 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 10 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for

   the duration of these contracts will continue to exceed these minimum purchase obligations.

   The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $11 million of such costs through September 30, 1996. All of such costs, except for costs incurred by the Company's Pennsylvania operation, have been authorized for recovery through the Company's purchased gas adjustment clauses. The Company has filed for and expects full recovery of such costs in Pennsylvania, as well. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $7 million, which it expects also to recover through its purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

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

   11. Unaudited Quarterly Financial Data

   The quarterly financial data presented below reflects the seasonal nature of the Company's operations which normally results in higher earnings during the heating season which is primarily in the first two fiscal quarters (in thousands, except per share amounts):



                                          Fiscal Quarters

                               First       Second    Third      Fourth
   1996:
   Operating Revenues          $124,650    $170,855  $95,370    $78,103
   Operating Income (Loss)       11,420      19,161    3,372     (1,072)
   Net Income (Loss)              6,446      14,455   (1,003)    (5,002)
   Net Income (Loss) Per Share     0.70        1.58    (0.10)     (0.45)

   1995:
   Operating Revenues          $105,852    $147,940  $62,137    $60,516
   Operating Income               8,348      12,931    2,376        204
   Net Income (Loss)              3,978       8,554   (2,196)    (4,819)
   Net Income (Loss) Per Share     0.44        0.93    (0.24)     (0.53)


   Quarterly net income (loss) per share in fiscal 1996 does not total to the annual amounts due to rounding and to changes in the average common shares outstanding.

   In the first and second quarters of fiscal 1995, the Company incurred after-tax restructuring and other non-recurring charges of approximately $0.9 million and $4.7 million, respectively.


                                                                  SCHEDULE II

                        NUI Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
                       For each of the Three Years in the
                        Period Ended September 30, 1996
                             (Dollars in thousands)
                                                 Additions
                                              ------------------
                                Balance,      Charged to                           Balance,
                                Beginning     Costs and                            End of
   Description                  of Period     Expenses     Other      Deductions   Period


   1996
   Allowance for doubtful
   accounts                     $  1,689     $   3,369    $  863(b)    $3,633(b)   $ 2,288
   Environmental
   remediation reserve(d)       $ 33,981            --        --          --       $33,981

   1995
   Allowance for doubtful
   accounts                     $  1,368     $   2,449    $1,127(a)    $3,225(b)   $ 1,689
   Environmental
   remediation reserve(d)       $ 32,181           --     $1,800          --       $33,981

   1994

   Allowance for doubtful                                   $970(a)
   accounts                    $  1,225     $   2,771       $182(c)    $3,780(b)   $ 1,368
   Environmental
   remediation reserve(d)      $ 24,700            --     $7,481(d        --       $32,181

----------------------
<F1>
   (a) Recoveries
<F2>
   (b) Uncollectible amounts written off.
<F3>
   (c) Added as a result of an acquisition.
<F4>
   (d) The related cost of the reserve established in fiscal 1991, as well as
       $5.6 million of fiscal 1994 additions, was recorded as a regulatory asset. The remaining fiscal 1994 additions of $1.9 million and all of fiscal 1995 additions was recorded as an additional utility plant acquisition adjustment.  See "Commitments and Contingencies -
       Environmental Matters", Note 10 of the Notes to the Consolidated
       Financial Statements.



                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the day of December 27, 1996

                                 NUI CORPORATION

                                 By: JAMES R. VAN HORN
                                       Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   JOHN KEAN, JR.        President, Chief          December 27, 1996
                         Executive Officer and
                         Director (Principal
                         executive officer)

   JOHN KEAN             Chairman and Director     December 27, 1996


   STEPHEN M. LIASKOS    Controller (Principal     December 27, 1996
                         financial & accounting
                         officer)

   C. R. CARVER          Director                  December 27, 1996


   DR. VERA KING FARRIS  Director                  December 27, 1996


   JAMES J. FORESE       Director                  December 27, 1996


   BERNARD S. LEE        Director                  December 27, 1996


   R. V. WHISNAND        Director                  December 27, 1996


   JOHN WINTHROP         Director                  December 27, 1996


                           INDEX TO EXHIBITS


   Exhibit             Description
   No.
   10(iv)        Service Agreement by and between Transcontinental
                 Gas Pipe Line Corporation and EGC, dated
                 November 1, 1995 (Contract #1.1997)
   10(vi)       Service Agreement by and between Transcontinental
                 Gas Pipe Line Corporation and EGC, dated
                 November 1, 1995 (Contract #1.1995)
   10(vii)       Service Agreement by and among Transcontinental
                 Gas Pipe Line Corporation and EGC, dated
                 November 1, 1995 (Contract #1.1998)
   10(xix)       Service Agreement by and between Tennessee Gas
                 Pipeline Company and EGC, dated November 1, 1995
                 (Contract #3832)
   10(xxvii)     1996 Employee Stock Purchase Plan
   10(xxix)      1996 Directors Stock Purchase Plan
   10(xlii)      1996 Stock Option and Stock Award Plan
   12            Consolidated Ratio of Earnings to Fixed Charges
   21            Subsidiaries of NUI Corporation
   23            Consent of Independent Public Accountants
   27            Financial Data Schedule