Form 10-Q
period 1996-12-31
NUI CORP
filed 1997-02-14
CIK 70668

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended December 31, 1996       Commission File # 18353



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


                             Yes  X       No

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1996: Common Stock, No Par Value: 11,217,112 shares outstanding.

                        NUI Corporation and Subsidiaries
                  Consolidated Statement of Income (Unaudited)
                (Dollars in thousands, except per share amounts)

                                       Three Months Ended     Twelve Months
                                          December 31,            Ended
                                                              December 31,

                                             1996         1995        1996         1995>

     Operating Margins
        Operating revenues                 $151,868     $124,767     $496,600     $395,550

        Less - Purchased gas and fuel        94,501       68,304      294,320      203,608
                franchise taxes              10,461       11,209       36,179       35,306
                                            -------      -------      -------      -------
                                             46,906       45,254      166,101      156,636
                                            -------      -------      -------      -------

     Other Operating Expenses
        Operations and maintenance           25,011       22,828       96,533       90,010
        Depreciation and amortization         5,780        5,613       21,457       20,367
        Restructuring and other non-            ---          ---          ---        7,134
          recurring charges
        Other taxes                           2,197        1,869        8,456        7,762
        Income taxes                          3,151        3,535        7,423        4,431
                                            -------      -------      -------      -------
                                             36,139       33,845      133,869      129,704
                                            -------      -------      -------      -------

     Operating Income                        10,767       11,409       32,232       26,932


     Other Income and Expense,  Net             534           82        1,012          429

     Interest Expense                         4,528        5,045       18,021       19,375
                                            -------      -------      -------      -------

     Net Income                            $  6,773       $6,446      $15,223      $ 7,986
                                            =======      =======      =======      =======

     Net Income Per Share of Common           $0.61        $0.70        $1.48        $0.87
       Stock
                                            =======      =======      =======      =======

     Dividends Per Share of Common           $0.235       $0.225        $0.91        $0.90
       Stock
                                            =======      =======      =======       =======

     Weighted Average Number of
       Shares of Common Stock
       Outstanding                       11,085,220    9,144,932   10,303,893    9,154,788
                                         ==========    =========   ==========    =========

            See the notes to the consolidated financial statements.


                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                                              December 31,      September 30,
                                                  1996             1996*)
                                               (Unaudited)
     ASSETS
     Utility Plant
        Utility plant, at original cost       $641,152           $631,194
        Accumulated depreciation and
          amortization                        (206,066)          (200,456)
        Unamortized plant acquisition
          adjustments                           33,395             33,572
                                             ---------          ---------
                                               468,481            464,310
                                             ---------          ---------

     Funds for Construction Held by Trustee     41,255             44,652
                                             ---------          ---------
     Investments in Marketable Securities        2,503              4,417
                                             ---------          ---------

     Current Assets
        Cash and cash equivalents                5,345              3,736
        Accounts receivable (less allowance
           for doubtful accounts of
           $2,669 and $2,288, respectively)     83,717             43,589
        Fuel inventories, at average cost       26,672             29,191
        Unrecovered purchased gas costs         13,785              6,987
        Prepayments and other                   15,036             18,542
                                             ---------           --------
                                               144,555            102,045
                                             ---------           --------
     Other Assets
        Regulatory assets                       52,602             52,439
        Deferred charges                         9,771              9,799
                                              --------           --------
                                                62,373             62,238
                                             ---------           --------
                                              $719,167           $677,662
                                              ========          =========

     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity           $184,088           $179,107
        Preferred stock                            ---                ---
        Long-term debt                         230,100            230,100
                                             ---------           --------
                                               414,188            409,207
                                             ---------           --------
     Capital Lease Obligations                  10,210             10,503
                                             ---------           --------


     Current Liabilities
        Current portion of long-term debt
          and capital lease obligations          2,489              2,546
        Notes payable to banks                  76,325             54,895
        Accounts payable, customer deposits
          and accrued liabilities               78,408             66,372
        Federal income and other taxes           5,574              2,947
                                             ---------           --------
                                               162,796            126,760
                                             ---------           --------

     Deferred Credits and Other Liabilities
        Deferred Federal income taxes           59,658             59,328
        Unamortized investment tax credits       6,519              6,635
        Environmental remediation reserve       33,981             33,981
        Regulatory and other liabilities        31,815             31,248
                                             ---------           --------
                                               131,973            131,192
                                             ---------           --------
                                             $ 719,167           $677,662
                                             =========           ========

                   *Derived from audited financial statements
               See the notes to consolidated financial statements

                        NUI Corporation and Subsidiaries
               Consolidated Statement of  Cash Flows (Unaudited)
                             (Dollars in thousands)

                                           Three Months Ended   Twelve Months
                                             December 31,          Ended
                                                                  December 31,
                                              1996      1995       1996    1995

     Operating Activities
     Net income                              $6,773   $ 6,446    $15,223  $ 7,986
     Adjustments to reconcile net
         income to net cash provided
         by operating activities:
          Depreciation and amortization       6,671     5,821     23,165   21,480
          Deferred Federal income taxes         471     1,135      6,905    2,601
          Non-cash portion of
            restructuring and other
            non-recurring charges               ---       ---        ---    4,285
          Amortization of deferred
            investment tax credits             (116)     (116)      (467)    (467)
          Other                               1,275       895      4,997    4,075
          Effect of changes in:
            Accounts receivable, net        (40,129)  (44,826)    (8,674) (16,193)
            Fuel inventories                  2,519     7,412     (6,455)   2,771
            Accounts payable, deposits
             and accruals                    12,036     5,156     15,190    4,577
            Over (under) recovered
             purchased gas costs             (6,797)      625    (19,304)     607
            Gross receipts and
              franchise taxes                 7,091     9,713     (1,079)  (2,599)
            Other                            (1,008)   (1,220)    (9,226)    (147)
                                             ------   -------     ------    ------
          Net cash (used in) provided
            by operating activities         (11,214)   (8,959)    20,275   28,976
                                             ------   -------     ------   ------

     Financing Activities
     Proceeds from sales of common
       stock, net of treasury
       stock purchased                          883       ---     32,254     (558)
     Dividends to shareholders               (2,620)   (2,069)    (9,251)  (8,301)

     Proceeds from issuance of long-            ---       ---     39,000   70,000
     term debt
     Funds for construction held by           4,076       178    (25,151)   5,490
     trustee,net
     Repayments of long-term debt               ---       (44)   (30,094)  (9,915)
     Principal payments under capital          (491)     (581)    (1,739)  (1,905)
       lease obligations
     Net short-term borrowings               21,430    20,286     18,104  (52,129)
     (repayments)
                                             ------   -------     ------   ------
       Net cash provided by financing
         activities                          23,278    17,770     23,123    2,682
                                             ------    -------    ------   ------

     Investing Activities
     Cash expenditures for utility          (10,277)   (9,828)   (37,502) (33,715)
     plant
     Proceeds from sales of marketable
       securities                               245       ---      1,513    1,199
     Purchases of marketable securities         ---       ---     (2,343)    ---
     Other                                     (423)     (385)    (1,920)  (1,721)
                                             ------    ------     ------   ------
       Net cash used in investing
         activities                         (10,455)  (10,213)   (40,252) (34,237)
                                             ------    ------     ------   ------

     Net increase (decrease) in cash
       and cash equivalents                  $1,609   $(1,402)    $3,146  $(2,579)

                                             ======    ======     ======   ======

     Cash and Cash Equivalents
     At beginning of period                  $3,736    $3,601    $2,199    $4,778
     At end of period                         5,345     2,199     5,345     2,199

     Supplemental Disclosures of Cash
     Flows
     Income taxes paid (refunds             $  (547)     ---     $2,065    $1,968
     received), net
     Interest paid                           $5,518   $6,085    $18,087   $18,709


             See the notes to the consolidated financial statements




                        NUI Corporation and Subsidiaries
              Notes to  the Consolidated Financial Statements

     1.Basis of Presentation

     The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas and related services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). In addition to gas distribution operations, the Company provides retail gas sales and related services through its NUI Energy Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; and bill processing and related customer services for utilities and municipalities through its Utility Business Services, Inc. subsidiary.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

     The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     The Company utilizes natural gas futures contracts, none of which extend beyond March 31, 1997, for the purpose of hedging the risks associated with fluctuating prices on forward contracts for the purchase and sale of natural gas. The Company's subsidiary, NUI Energy Brokers, Inc., records unrealized gains and losses by marking to market its various financial and forward commitments.

     2.Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):


                                              December 31,   September 30,
                                                  1996            1996


     Common stock, no par value                 $174,232      $171,968
     Shares held in treasury                      (1,619)       (1,564)
     Retained earnings                            14,271        10,117
     Unrealized gain on marketable securities         79           389
     Unearned employee compensation               (2,875)       (1,803)
                                                --------       -------

     Total common shareholders' equity          $184,088      $179,107
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

     The Southern Division owned ten former MGP facilities, only three of which it currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the "MGP Group") The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are currently or were previously owned by the Southern Division.

     The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve, which includes remediation costs for seven of the Company's 16 MGP sites, is net of approximately $5 million which will be borne by a prior owner and operator of two of the Northern Division sites in accordance with a cost sharing agreement. Of this approximate $34 million reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. The Company is not able at this time to determine the requirement for remediation if contamination is present at any of the other sites and, if present, the costs associated with such remediation. The Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in additional possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books.

     The Company believes that its remediation costs for the Northern Division MGP sites will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The last base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $33 million as of December 31, 1996, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. In July 1996, the NJBPU approved a petition filed by the Northern Division to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC enables the Company to recover actual MGP expenses over a rolling seven year period. On September 3, 1996, the Company made its initial filing under the RAC to begin recovery of $3.1 million of environmental costs incurred from inception through June 30, 1996. A decision is expected shortly. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.



                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data

                                          Three Months      Twelve Months
                                              Ended              Ended
                                           December 31,      December 31,
                                      1996         1995       1996      1995
     Operating Revenues (Dollars
       in thousands)
     Firm Sales:
        Residential                  $ 58,370   $ 56,609  $195,603  $179,382
        Commercial                     31,398     31,494   107,348   101,254
        Industrial                      5,945      5,656    25,610    19,898
     Interruptible Sales               14,839     11,701    53,788    47,673
     Unregulated Sales                 30,850      9,958    75,737    15,750
     Transportation Services            6,762      5,795    25,054    19,436
     Customer Service, Appliance
     Leasing and Other                  3,704      3,554    14,460    12,157
                                       ------    -------   -------   -------
                                     $151,868   $124,767  $496,600  $395,550
                                      =======    =======   =======   =======
     Gas Sold or Transported (MMcf)
     Firm Sales:
        Residential                     7,133      7,635    24,308    22,907
        Commercial                      4,433      5,128    15,880    16,216
        Industrial                      1,370      1,396     5,381     5,201
     Interruptible Sales                3,708      3,755    14,585    17,636
     Unregulated Sales                 10,496      3,780    25,855     6,483
     Transportation Services            6,501      7,316    24,236    24,522
                                       ------    -------   -------   -------
                                       33,641     29,010   110,245    92,965
                                      =======    =======  ========   =======


     Average  Utility Customers
     Served
     Firm Sales:
        Residential                   334,437    331,411   333,143   329,485
        Commercial                     24,237     24,567    24,401    24,731
        Industrial                        314        351       328       386
     Interruptible Sales                  121        129       126       129
     Transportation                     1,174        454       849       263
                                       ------   --------  --------   -------
                                      360,283    356,912   358,847   354,994
                                      =======    =======  ========   =======

     Degree Days in New Jersey
        Actual                          1,746      1,886     5,203     4,867
        Normal                          1,725      1,725     4,978     4,978
        Percentage variance from           1%         9%        5%        2%
         normal                        colder     colder    colder    warmer

     Employees (period end)                                  1,109     1,071

     Ratio of Earnings to Fixed
       Charges (Twelve months only)                          1.99       1.52


                     NUI Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

     The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New
     York). In addition to gas distribution operations, the Company provides retail gas sales and related services through its NUI Energy Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; and bill processing and related customer services for utilities and municipalities through its Utility Business Services, Inc. subsidiary. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     Results of Operations

     Three-Month Periods Ended December 31, 1996 and 1995

     Net Income. Net income for the three-month period ended December 31, 1996 was $6.8 million, or $0.61 per share, as compared with net income of $6.4 million, or $0.70 per share, for the three-month period ended December 31, 1995. The increase in the current period was primarily due to higher operating margins, higher other income and lower interest expense, partially offset by higher operations and maintenance expenses.

     Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996.

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $27.1 million, or 22%, for the three-month period ended December 31, 1996 as compared with the three-month period ended December 31, 1995, principally due to an increase of approximately $20.9 million in unregulated revenues due to greater activity in these operations. Operating revenues also increased by the effect of purchased gas adjustment clauses, increased revenues from interruptible customers due to higher gas prices incurred, a base rate increase in the Company's Florida service territory (see "Regulatory Matters") and customer growth. These increases were partially offset by the effect of weather in New Jersey that was 7% warmer than the 1995 period.

     The Company's operating margins increased by $1.7 million, or 4%, for the three-month period ended December 31, 1996 as compared with the three-month period ended December 31, 1995. The increase principally reflects higher margins on sales by the Company's unregulated operations, including $0.8 million of net realized and unrealized gains recognized on financial and forward commitments by NUI Energy Brokers, Inc. (see Note 1 of the Notes to the Financial Statements). Operating margins were also increased due to the effect of the rate increase in Florida and customer growth. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of these weather normalization clauses, operating margins were approximately $0.2 million less in the 1996 period than they would have been without such clauses. In the 1995 period, operating margins were approximately $1.3 million less than they otherwise would have been without such clauses.

     Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $2.7 million, or 9%, for the three-month period ended December 31, 1996 as compared with the three-month period ended December 31, 1995. The increase was primarily the result of expenses incurred to consolidate two of the Company's New Jersey service facilities and additional expenses related to growth in the Company's unregulated operations. These increases were partially offset by the reversal of certain reserves which management determined to be no longer required.

     Other Income and (Expense), Net. Other income and expense, net increased approximately $0.5 million for the three-month period ended December 31, 1996 as compared with the three-month period ended December 31, 1995. The increase was principally due to a mark-to-market gain on marketable securities of approximately $0.6 million resulting from the transfer of certain investments in marketable securities from available-for-sale to trading, as management expects to sell such securities within the fiscal year.

     Interest Expense. Interest expense decreased by approximately $0.5 million for the three-month period ended December 31, 1996 as compared with the three-month period ended December 31, 1995. The decrease principally reflects lower average long-term borrowings as a result of the repayment of amounts outstanding under the Company's $30 million credit agreement in May 1996. This decrease was partially offset by a slight increase in short-term interest due primarily to higher levels of outstanding borrowings.

     Twelve-Month Periods Ended December 31, 1996 and 1995

     Net Income. Net income for the twelve-month period ended December 31, 1996 was $15.2 million, or $1.48 per share, as compared with $8.0 million, or $0.87 per share, for the twelve-month period ended December 31, 1995. The increase in the current period was primarily due to higher operating margins, higher other income, lower interest expense and approximately $4.6 million of after-tax non-recurring charges incurred in the prior twelve-month period. These increases were partially offset by higher operations and maintenance and depreciation expenses.

     Net income per share for the twelve-month period ended December 31, 1996 was also affected by the increased average number of outstanding shares of NUI common stock as compared with the prior twelve-month period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996.

     Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended December 31, 1996 increased approximately $101.1 million, or 26%, as compared with the twelve-month period ended December 31, 1995. The increase was principally due to an increase in unregulated sales of approximately $60 million and to the effect of weather in New Jersey that was 5% colder than normal and 7% colder than the prior year period. Operating revenues also increased due to refunds to Northern Division customers in the prior year period totaling $16 million, the effects of purchased gas adjustment clauses, increased customer service revenues, a base rate increase in Florida and customer growth.

     The Company's operating margins increased by approximately $9.5 million, or 6%, for the twelve-month period ended December 31, 1996 as compared with the twelve-month period ended December 31, 1995. The increase was principally the result of higher margins on sales by the Company's unregulated operations, higher customer service revenues, the base rate increase in Florida, increases in the number of customers served and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. As a result of weather normalization clauses, operating margins were approximately $1.0 million less than they would have been without such clauses. For the twelve-month period ended December 31, 1995, operating margins were $0.7 million higher than they would have been without such clauses.

     Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $1.2 million, or 1%, for the twelve-month period ended December 31, 1996 as compared with the twelve-month period ended December 31, 1995. The increase was primarily due to additional expenses related to the start-up and growth of the Company's unregulated operations, higher costs incurred as a result of colder weather in New Jersey and expenses incurred to consolidate two of the Company's New Jersey service facilities. These increases were partially offset by non-recurring pre-tax charges of $7.1 million incurred in the prior year period related to an early retirement program implemented in fiscal 1995 and the restructuring of the Company's operations in Florida, and the reversal in the current period of certain reserves which management determined to be no longer required. Depreciation expense increased approximately $1.1 million in the current period as compared to the prior period due to additional plant in service.

     Income taxes increased by $3.0 million for the twelve-month period ended December 31, 1996 due to higher pre-tax income.

     Other Income and Expense, Net. Other income and expense, net, increased approximately $0.6 million for the twelve-month period ended December 31, 1996 as compared with the 1995 period principally due to a mark-to-market gain on marketable securities of approximately $0.6 million resulting from the transfer of certain investments in marketable securities from available-for-sale to trading, as management expects to sell such securities within the fiscal year.

     Interest Expense. Interest expense decreased by $1.4 million, or 7%, for the 1996 period as compared with the 1995 period primarily due to lower levels of outstanding borrowings, and to approximately $0.6 million of interest recorded in the prior year period on the over-collection of gas costs by the Northern Division.

     Regulatory Matters

     On December 4, 1996, the New Jersey Board of Public Utilities (the "NJBPU") approved an interim order authorizing the Northern Division to increase its annual purchased gas adjustment revenues by approximately $22 million. The increase reflects the Company's projection for higher gas prices in the coming year. On December 31, 1996, the Company filed for an additional increase in its purchased gas adjustment revenues of approximately $14 million for the period February 1997 through September 1997 reflecting a significant rise in gas prices. The NJBPU is still reviewing the Company's request to incorporate, in a two-year pilot program, a performance-based mechanism whereby the Northern Division customers and the Company would benefit from the Company's ability to secure gas at a cost more favorable than a market index benchmark. The proposed performance mechanism would provide a 50/50 sharing of risk and opportunity between the Northern Division customers and the Company on the difference between a monthly market benchmark and the actual cost of purchased gas, up to $1 million annually. Action by the NJBPU on the Company's request and final revenue increase is expected shortly.

     On October 29, 1996, the Florida Public Service Commission (the "FPSC") voted to authorize the Company to increase its base rates in Florida by $3.75 million annually. The rate increase reflects a rate base amounting to $91.9 million, reflecting the addition of investments in system improvements and expansion projects. Under the approval, the allowed return on equity is 11.3% with an overall after-tax rate of return of 7.87%. The Company had been granted interim rate relief of $2.2 million effective in September 1996. The permanent increase, which was effective in December 1996, includes the interim adjustment.

     Financing Activities and Resources

     The Company had a net use of cash from operating activities of $11.2 million for the three-month period ended December 31, 1996 as compared with $9.0 million for the three-month period ended December 31, 1995. The increase in net cash used in operating activities was primarily due to an under-collection of gas costs through the Company's purchased gas adjustment clauses and an increase in fuel inventory both due to a significant rise in gas prices incurred. For the twelve-month period ended December 31, 1996, the Company's net cash provided by operating activities was $20.3 million as compared with $29.0 million in the prior year period. The decrease was mainly attributable to the reasons discussed above for the three-month period.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $65.2 million at 5.35% for the three-month period ended December 31, 1996 and $51.8 million at 6.0% for the three-month period ended December 31, 1995. The weighted average daily amounts of notes payable to banks increased principally due to the under-collection of gas costs through the Company's purchased gas adjustment clauses as a result of significantly higher gas prices incurred and due to additional borrowings to finance construction expenditures. At December 31, 1996, the Company had outstanding notes payable to banks amounting to $76.3 million and available unused lines of credit amounting to $54.7 million. Notes payable to banks increased as of December 31, 1996 as compared to the balance outstanding at September 30, 1996, due to seasonal borrowing requirements and to the under-collection of gas costs as discussed above.

     Long-Term Debt and Funds for Construction Held by Trustee. In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of December 31, 1996, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions.

     The Company expects to refinance approximately $55 million of its Gas Facilities Revenue Bonds in fiscal 1997.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of December 31, 1996, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $38.5 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to approximately $0.9 million during the three-month period ended December 31, 1996, and were used primarily to reduce outstanding short-term debt. There were no proceeds during the three-month period ended December 31, 1995 as the Company purchased shares on the open market to fulfill the plans' requirements at that time. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

     Dividends. On October 29, 1996, the Company increased its quarterly dividend to $0.235 per share of common stock. The previous quarterly rate was $0.225 per share of common stock.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $10.3 million for the three-month period ended December 31, 1996 as compared with $9.2 million for the three-month period ended December 31, 1995. Capital expenditures are expected to be approximately $57 million for all of fiscal 1997, as compared with a total of $37.1 million in fiscal 1996. The increase over fiscal 1996 is primarily the result of planned capital investment related to providing gas or transportation service to new customers, which is mainly expected to occur in the Company's Southern Division.

     The Company owns or previously owned six former manufactured gas plant ("MGP") sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate seven of the Company's 16 MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. In addition to these costs, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $21 million and be incurred during a future period of time that may range up to fifty years. Of this $21 million in possible future expenditures, approximately $10 million relates to the Northern Division MGP sites and approximately $11 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $21 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. In July 1996, the NJBPU approved a petition filed by the Northern Division to establish an MGP Remediation Adjustment Clause ("RAC"). The RAC enables the Company to recover actual MGP expenses over a rolling seven year period. On September 3, 1996, the Company made its initial filing under the RAC to begin recovery of $3.1 million of environmental costs incurred from inception through June 30, 1996. A decision is expected shortly. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters, see Note 3 of the Notes to the Consolidated Financial Statements.

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

     The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $11 million of such costs through December 31, 1996. All of such costs, except for costs incurred by the Company's Pennsylvania operation, have been authorized for recovery through the Company's purchased gas adjustment clauses. The Company has filed for and expects full recovery of such costs in Pennsylvania, as well. A settlement is expected soon. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $7 million, which it expects also to recover through its purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

     The Company prepaid approximately $1 million of long-term debt, without penalty, associated with its Employee Stock Ownership Plan in January 1997. No other long-term debt is scheduled to be repaid over the next five years.


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


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     February  14, 1997                   President and Chief
                                          Executive Officer

                                          STEPHEN M. LIASKOS
     February  14, 1997                   Vice President and
                                          Controller (Principal
                                          Financial and Accounting
                                          Officer)