Form 10-Q
period 1997-03-31
NUI CORP
filed 1997-05-15
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

        (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES ACT OF 1934

        For the quarterly period ended March 31, 1997
                                     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to______________________

        Commission File Number   1-8353


                               NUI CORPORATION
           (Exact name of registrant as specified in its charter)



                 New Jersey                        22-1869941
          (State of incorporation)        (IRS employer identification no.)


           550 Route 202-206, PO Box 760, Bedminster, New Jersey
                                 07921-0760
       (Address of principal executive offices, including zip code)


                               (908) 781-0500
            (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997:
        Common Stock, No Par Value:  11,290,679 shares outstanding.

                       NUI Corporation and Subsidiaries
                Consolidated Statement of  Income (Unaudited)
               (Dollars in thousands, except per share amounts)

                                 Three Months       Six Months         Twelve Months
                                    Ended              Ended                Ended
                                   March 31           March 31             March 31
                                 1997     1996      1997      1996       1997     1996

   Operating Margins
      Operating revenues       $204,077  $170,963   $355,945   $295,730      $529,714   $418,573
      Less - Purchased gas
        and fuel                131,834    96,356    226,335    164,660       329,798    221,819

      Gross receipts and
      franchise taxes            13,474    15,394     23,935     26,603        34,259     36,231
                                 ------    ------     ------     ------        ------     ------
                                 58,769    59,213    105,675    104,467       165,657    160,523
                                 ------    ------    -------    -------       -------    -------

   Other Operating Expenses

     Operations and
       maintenance               22,433     24,250     47,444     47,078       94,716     90,364
     Depreciation and
       amortization               5,496      5,329     11,276     10,942       21,623     20,743
      Other taxes                 2,771      2,445      4,968      4,314        8,784      8,162
      Income taxes                8,401      8,019     11,552     11,554        7,805      8,140
                                 ------     ------     ------     ------       ------     ------
                                 39,101     40,043     75,240     73,888      132,928    127,409
                                 ------     ------     ------     ------      -------    -------

   Operating Income              19,668     19,170     30,435     30,579       32,729     33,114

   Other Income and Expense,
       Net                          119         26        653        108        1,105        310

   Interest Expense               4,474      4,740      9,002      9,786       17,754     19,536
                                 ------     ------     ------     ------       ------     ------
   Net Income                   $15,313    $14,456     $22,086    $20,901     $16,080    $13,888
                                 ======     ======      ======     ======      ======     ======

   Net Income Per Share of
     Common Stock                 $1.37      $1.58       $1.98      $2.29       $1.49      $1.52
                                   ====       ====        ====       ====        ====       ====

   Dividends Per Share of
     Common Stock                $0.235     $0.225       $0.47      $0.45       $0.92      $0.90
                                  =====      =====       =====      =====       =====      =====
   Weighted Average Number
     of Shares of Common
     Stock Outstanding       11,203,493  9,143,299  11,143,707  9,144,120  10,818,982  9,149,302
                             ==========  =========  ==========  =========  ==========  =========

            See the notes to the consolidated financial statements

                       NUI Corporation and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)
                                            March 31,   September 30,
                                              1997          1996
                                           (Unaudited)       (*)
   ASSETS
   Utility Plant
      Utility plant, at original cost       $653,055      $631,194
      Accumulated depreciation and
        and amortization                    (209,189)     (200,456)
      Unamortized plant acquisition
        adjustments                           33,039        33,572
                                             -------       -------
                                             476,905       464,310
                                             -------       -------
   Funds for Construction Held by
     Trustee                                  36,454        44,652
                                             -------       -------
   Investments in Marketable
     Securities, at market                     2,205         4,417
                                             -------       -------
   Current Assets
     Cash and cash equivalents                 5,848         3,736
     Accounts receivable (less
      allowance for doubtful accounts
      of $3,561 and $2,288, respectively)     91,867        43,589
     Fuel inventories, at average cost         8,270        29,191
      Unrecovered purchased gas costs         13,984         6,987
      Prepayments and other                   26,292        18,542
                                             -------       -------
                                             146,261       102,045
                                             -------       -------
   Other Assets
      Regulatory assets                       53,381        52,439
      Deferred charges                         9,301         9,799
                                             -------       -------
                                              62,682        62,238
                                             -------       -------
                                            $724,507      $677,662
                                             =======       =======
   CAPITALIZATION AND LIABILITIES
   Capitalization
      Common shareholders' equity           $199,685      $179,107
      Preferred stock                              -             -
      Long-term debt                         230,100       230,100
                                             -------       -------
                                             429,785       409,207
                                             -------       -------

   Capital Lease Obligations                   9,809        10,503
                                             -------       -------
   Current Liabilities
      Current portion of long-term debt
        and capital lease obligations          1,473         2,546
      Notes payable to banks                  75,687        54,895
      Accounts payable, customer deposits
        and accrued liabilities               65,014        66,372
      Federal income and other taxes          11,510         2,947
                                             -------       -------
                                             153,684       126,760
                                             -------       -------

   Deferred Credits and Other Liabilities
      Deferred Federal income taxes           60,080        59,328
      Unamortized investment tax credits       6,403         6,635
      Environmental remediation reserve       33,981        33,981
      Regulatory and other liabilities        30,765        31,248
                                             -------       -------
                                             131,229       131,192
                                             -------       -------
                                            $724,507      $677,662
                                             =======       =======





                  *Derived from audited financial statements
              See the notes to consolidated financial statements

                       NUI Corporation and Subsidiaries
               Consolidated Statement of Cash Flows (Unaudited)
                            (Dollars in thousands)


                                        Six Months          Twelve Months
                                           Ended                 Ended
                                          March 31,             March 31,
                                       1997       1996       1997       1996

   Operating Activities
   Net income                         $22,086    $20,901    $16,080    $13,886
   Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
     Depreciation and amortization     11,798     11,408     22,706     21,796
     Deferred Federal income taxes        915      2,097      6,387      3,660
     Amortization of deferred
     investment tax credits              (232)      (234)      (465)      (467)
     Other                              1,809      3,221      3,205      5,063
     Effect of changes in:
       Accounts receivable, net       (48,279)   (54,917)    (6,733)   (23,548)
       Fuel inventories                20,921     22,829     (3,470)     2,204
       Accounts payable, deposits
        and accruals                   (1,358)    10,748     (3,796)    13,559
       Over (under) recovered
        purchased gas costs            (6,996)      (315)   (18,561)   (17,031)
       Gross receipts and
        franchise taxes                (6,128)    22,619    (27,204)    (1,073)
       Other                            4,420      4,730     (9,748)     3,668
                                       ------     ------     ------     ------
       Net cash (used in) provided
        by operating activities        (1,044)    43,087    (21,601)   (21,717)
                                       ------     ------     ------     ------
   Financing Activities
   Proceeds from sales of common
    stock, net of treasury
    stock purchased                     2,582         -      33,953       (558)
   Dividends to shareholders           (5,250)   (4,170)     (9,780)    (8,317)
   Proceeds from issuance of
    long-term debt                          -         -      39,000     20,000
   Funds for construction held
    by trustee, net                     9,299       376     (20,126)     3,853
   Repayments of long-term debt          (950)      (67)    (31,021)    (9,905)
   Principal payments under
    capital lease obligations            (969)   (1,194)     (1,604)    (2,087)
   Net short-term borrowings
    (repayments)                       20,792   (19,730)     57,482      6,630
                                       ------    ------      ------     ------
     Net cash provided by (used
      in) financing activities         25,504   (24,785)     67,904      9,616
                                       ------    ------      ------     ------

   Investing Activities
   Cash expenditures for
    utility plant                     (23,360)  (15,904)    (44,509)   (32,890)
   Other                                1,012      (555)     (1,390)      (604)
                                        -----    ------      ------     ------
     Net cash used in investing
      activities                      (22,348)  (16,459)    (45,899)   (33,494)
                                       ------    ------      ------     ------
   Net increase (decrease) in
    cash and cash equivalents          $2,112    $1,843      $  404    $(2,161)
                                       ======    ======      ======     ======
   Cash and Cash Equivalents
   At beginning of period              $3,736    $3,601      $5,444     $7,605
   At end of period                    $5,848     5,444       5,848      5,444

   Supplemental Disclosures of
     Cash Flows
   Income taxes paid (refunds
    received), net                     $2,078   $   375     $ 4,315    $(1,129)
   Interest paid                       $9,605   $10,506     $17,753    $17,436



            See the notes to the consolidated financial statements

                       NUI Corporation and Subsidiaries
                Notes to the Consolidated Financial Statements



   1.Basis of Presentation

   The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as "NUI" or the "Company"). The Company distributes and sells natural gas and related services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service (Pennsylvania) and Waverly Gas Service (New York). In addition to gas distribution operations, the Company provides gas sales and related services through its NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary, and bill processing and related customer services for utilities and municipalities through its Utility Business Services, Inc. subsidiary.

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

   The Company utilizes natural gas futures contracts, some of which extend beyond one year, for the purpose of hedging the risks associated with fluctuating prices on forward contracts for the purchase and sale of natural gas. The Company's subsidiary, NUI Energy Brokers, Inc., records unrealized gains and losses by marking to market its various financial and forward commitments. The current value of these contracts is not material to the financial statements.


   2.Common Shareholders' Equity

   The components of common shareholders' equity were as follows (dollars in thousands):



                                                   March 31,     September 30,
                                                     1997           1996
   Common stock, no par value                      $175,931        $171,968
   Shares held in treasury                           (1,619)         (1,564)
   Retained earnings                                 27,021          10,117
   Unrealized gain (loss) on marketable securities     (103)            389
   Unearned employee compensation                    (1,545)         (1,803)
                                                    -------         -------

   Total common shareholders' equity               $199,685        $179,107
                                                    =======         =======


   3. Purchase of Interest in T.I.C. Enterprises, Inc.

   On February, 17, 1997, NUI entered into an LLC Interest Purchase Agreement (the "Agreement") with T.I.C. Enterprises, Inc. (T.I.C.) and its sole shareholder. Under the terms of this Agreement, NUI will acquire a 49% interest in T.I.C. Enterprises, LLC, a newly formed limited liability company that will continue the business of T.I.C., for a purchase price of $22 million. The Agreement also includes an additional incentive payment up to a maximum of $5.2 million to the sole shareholder if T.I.C.'s fiscal 1997 earnings, before interest and taxes, exceed $5 million. In addition, NUI has the option, during the period beginning April 2001 (subject to a one-year extension by the seller), to purchase the remaining 51% interest in T.I.C.

   T.I.C. engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses, including the Company's subsidiary, NUI Energy, Inc. The purchase is expected to close in May 1997 and will be accounted for under the equity method. The excess of the purchase price over the Company's share of the underlying equity in net assets is estimated at approximately $20 million, which is expected to be amortized on a straight line basis over a period ranging from 15 to 20 years.

   4. New Accounting Standard

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"(SFAS 128). This statement supersedes APB Opinion No. 15, "Earnings per Share" and basically simplifies the computation of earnings per share. SFAS 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the effect of adopting SFAS No. 128 to have a material effect on its calculation of earnings per share.

   5. Contingencies

   Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of Environmental Protection (the "NJDEP") and other federal and state agencies.


   The Company owns, or previously owned, certain properties on which manufactured gas plants ("MGP") were operated by the Company or by other parties in the past. Coal tar residues are present on the six MGP sites located in the Northern Division. The Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities ("NJBPU"). In 1991, the NJDEP issued an Administrative Consent Order for an MGP site located at South Street in Elizabeth, New Jersey, wherein the Company agreed to conduct a remedial investigation and to design and implement a remediation plan. In 1992 and 1993, the Company entered into a Memorandum of Agreement with the NJDEP for each of the other five Northern Division MGP sites. Pursuant to the terms and conditions of the Administrative Consent Order and the Memoranda of Agreement, the Company is conducting remedial activities at all six sites with oversight from the NJDEP.

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

   The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve is net of approximately $4 million which will be borne by a prior owner and operator of two of the Northern Division sites in accordance with a cost sharing agreement. Of this approximate $34 million reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $24 million and be incurred during a future period of time that may range up to fifty years. Of this $24 million in additional possible future expenditures, approximately $12 million relates to the Northern Division MGP sites and approximately $12 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books.



   The Company's prudently incurred remediation costs for the Northern Division MGP sites have been authorized by the NJBPU to be recoverable in rates. The Company also believes that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of March 31, 1997, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. The Company is also able to recover actual MGP expenses over a rolling seven year period through its MGP Remediation Adjustment Clause ("RAC"). On September 3, 1996, the Company made its initial filing under the RAC to begin recovery of environmental costs incurred from inception through June 30, 1996. The NJBPU approved the filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million of costs. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

   Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                       NUI Corporation and Subsidiaries
                      Summary Consolidated Operating Data


                                Three Months Ended   Six Months Ended     Twelve Months Ended
                                     March 31,           March 31,              March 31,
                                  1997       1996       1997       1996       1997      1996

   Operating Revenues
    (Dollars in thousands)
   Firm Sales:
      Residential                $ 82,374   $ 83,746   $140,745   $140,355   $194,231  $186,635
      Commercial                   42,374     41,265     73,772     72,759    108,457    99,673
      Industrial                    8,566      9,221     14,511     14,877     24,955    22,535
   Interruptible Sales             15,357     11,797     30,196     23,498     57,348    48,401
   Unregulated Sales               43,824     15,663     74,674     25,621    104,419    27,868
   Transportation Services          8,014      5,894     14,776     11,689     26,174    20,707
   Customer Service, Appliance
   Leasing and
     Other                          3,568      3,377      7,272      6,931    14,130     12,754
                                  -------    -------   --------    -------    ------     ------
                                 $204,077   $170,963   $355,945   $295,730   $529,714  $418,573
                                  =======    =======    =======    =======    =======   =======
   Gas Sold or Transported
   (MMcf)
   Firm Sales:
      Residential                   9,845     10,957     16,978     18,592     23,196    24,031
      Commercial                    5,741      6,853     10,174     11,981     14,768    16,638
      Industrial                    1,343      1,749      2,713      3,145      4,975     5,425
   Interruptible Sales              3,725      3,024      7,433      6,779     15,286    16,731
   Unregulated Sales               13,645      4,481     24,141      8,261     35,055     9,269
   Transportation Services          8,316      5,169     14,817     12,485     27,383    23,579
                                   ------     ------     ------     ------     ------    ------
                                   42,615     32,233     76,256     61,243    120,663    95,673
                                   ======     ======     ======     ======    =======    ======
   Average  Utility Customers
     Served
   Firm:
      Residential                 337,629    333,711    335,670    332,561    333,995   330,358
      Commercial                   24,083     24,743     24,413     24,655     24,363    24,717
      Industrial                      287        345        316        348        322       373
   Interruptible                      111        135        123        132        116       136
   Transportation                   1,954        578      1,266        516      1,043       370
                                   ------     ------     ------     ------     ------    ------
                                  364,064    359,512    361,788    358,212    359,839   355,954
                                  =======    =======    =======    =======    =======   =======
   Degree Days in New Jersey
      Actual                        2,497      2,829      4,243      4,715      4,871     5,269
      Normal                        2,673      2,690      4,398      4,415      4,978     4,978
      Percentage variance from         7%         5%         4%         7%         2%        6%
       normal                      warmer     colder     warmer     colder     warmer    colder

   Employees (period end)                                                       1,107     1,070

   Ratio of Earnings to Fixed
     Charges (Twelve months only)                                                2.07      1.99


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

   Results of Operations

   Three-Month Periods Ended March 31, 1997 and 1996

   Net Income. Net income for the three-month period ended March 31, 1997 was $15.3 million, or $1.37 per share, as compared with net income of $14.5 million, or $1.58 per share, for the three-month period ended March 31, 1996. The increase in the current period was primarily the result of lower operations and maintenance and interest expenses, partially offset by lower operating margins.

   Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996.

   Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the gas commodity element of its revenues, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $33.1 million, or 19%, for the three-month period ended March 31, 1997 as compared with the three-month period ended March
   31, 1996, principally due to an increase of approximately $28 million in unregulated revenues due to greater activity in these operations.
   Operating revenues also increased by the effect of purchased gas cost adjustment clauses, increased revenues from interruptible customers due to higher gas prices incurred, a base rate increase in the Company's
   Florida service territory (see "Regulatory Matters") and customer growth. These increases were partially offset by the effect of warmer weather in the 1997 period in all of the Company's service territories.


   The Company's operating margins decreased by $0.4 million, or 1%, for the three-month period ended March 31, 1997 as compared with the three-month period ended March 31, 1996. The decrease principally reflects the effects of warmer weather in all of the Company's service territories, part of which was not fully recovered from customers through the Company's weather normalization clauses. Operating margins also decreased due to the effect of significantly lower rates billed to certain of the Company's Florida customers for its energy conservation programs. The Company is allowed to pass through to its customers costs incurred for various energy conservation programs. The Company does not earn a profit on these billings as operations expense is charged or credited for any difference between amounts billed to customers and amounts actually incurred. These decreases were partially offset by higher margins on sales by the Company's unregulated operations, the effect of a base rate increase in Florida and customer growth. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of these weather normalization clauses, operating margins were approximately $1.1 million more in the 1997 period than they would have been without such clauses. In the 1996 period, operating margins were approximately $1.0 million less than they otherwise would have been without such clauses.

   Other Operating Expenses. The Company's other operating expenses, excluding income taxes, decreased by approximately $1.3 million, or 4%, for the three-month period ended March 31, 1997 as compared with the three-month period ended March 31, 1996. The decrease was primarily the result of the capitalization of costs associated with the development and implementation of new information technology, which will enhance productivity long-term, lower pension expense and lower expenses charged for the Company's energy conservation programs (see "Operating Revenues and Margins"). These decreases were partially offset by additional expenses related to the growth in the Company's unregulated operations.

   The increase in income taxes for the three-month period ended March 31, 1997 as compared with the three-month period ended March 31, 1996, was principally due to the effect of higher pre-tax income.

   Interest Expense. Interest expense decreased by approximately $0.3 million for the three-month period ended March 31, 1997 as compared with the three-month period ended March 31, 1996. The decrease principally reflects lower average long-term borrowings as a result of the repayment of amounts outstanding under the Company's $30 million credit agreement in May 1996, partially offset by an increase in short-term interest expense due to higher average borrowings.

   Six-Month Periods Ended March 31, 1997 and 1996

   Net Income. Net income for the six-month period ended March 31, 1997 was $22.1 million, or $1.98 per share, as compared with net income of $20.9 million, or $2.29 per share, for the six-month period ended March 31, 1996. The increase in the current period was primarily due to higher operating margins, higher other income and lower interest expense. These increases were partially offset by higher other taxes, operations and maintenance, and depreciation expenses.

   Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996.

   Operating Revenues and Operating Margins. The Company's operating revenues increased by $60.2 million, or 20%, for the six-month period ended March 31, 1997 as compared with the six-month period ended March 31, 1996. The increase was principally due to an increase of approximately $49 million in unregulated revenues due to greater activity in these operations, the effect of purchased gas adjustment clauses, increased revenues from interruptible customers due to higher gas prices incurred, a base rate increase in the Company's Florida service territory, increased customer service revenues and customer growth. These increases were partially offset by the effect of warmer weather in the 1997 period in all of the Company's service territories.

   The Company's operating margins increased by $1.2 million for the six-month period ended March 31, 1997 as compared with the six-month period ended March 31, 1996. The increase principally reflects higher margins on sales by the Company's unregulated operations, including $0.7 million of net realized and unrealized gains recognized on financial and forward commitments by NUI Energy Brokers, Inc. (see Note 1 of the Notes to the Consolidated Financial Statements). Operating margins were also increased due to the effect of the rate case in Florida, higher customer service revenues and customer growth. These increases were partially offset by the effect of warmer weather in the 1997 period in all of the Company's service territories, part of which was not fully recovered from customers under weather normalization clauses and lower amounts billed to the Company's Florida customers for its energy conservation program. As a result of weather normalization clauses, operating margins were approximately $1.0 million higher than they would have been without such clauses. For the six-month period ended March 31, 1996, operating margins were $2.1 million less than they would have been without such clauses.

   Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $1.4 million, or 2%, for the six-month period ended March 31, 1997 as compared with the six-month period ended March 31, 1996. The increase in operations and maintenance expenses was primarily the result of expenses incurred to consolidate two of the Company's New Jersey service facilities and additional expenses related to the growth in the Company's unregulated operations. These increases were partially offset by the capitalization of costs associated with the development and implementation of new information technology, lower expenses charged for the Company's energy conservation programs in Florida and the reversal of certain reserves which management determined to be no longer required. The increase in depreciation expense was due to additional plant in service. The increase in other taxes was due to higher payroll-related taxes as a result of more employees, and an increase in the unemployment rate charged by the state of New Jersey.

   Other Income and (Expense), Net. Other income and expense, net increased approximately $0.5 million for the six-month period ended March 31, 1997 as compared with the six-month period ended March 31, 1996. The increase was principally due to the sale of certain marketable securities resulting in a net realized gain of $0.7 million.

   Interest Expense. Interest expense decreased by approximately $0.8 million for the six-month period ended March 31, 1997 as compared with the six-month period ended March 31, 1996, for the same reasons as discussed in the "Three-Month Periods Ended March 31, 1997 and 1996" section.

   Twelve-Month Periods Ended March  31, 1997 and 1996

   Net Income. Net income for the twelve-month period ended March 31, 1997 was $16.1 million, or $1.49 per share, as compared with $13.9 million, or $1.52 per share, for the twelve-month period ended March 31, 1996. The increase in the current period was primarily due to higher operating margins, higher other income and lower interest expense. These increases were partially offset by higher operations and maintenance, depreciation and other taxes expenses.

   Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996.

   Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended March 31, 1997 increased approximately $111.1 million, or 27%, as compared with the twelve-month period ended March 31, 1996. The increase was primarily due to an increase in unregulated sales of approximately $77 million, the effects of purchased gas adjustment clauses, increased revenues from interruptible customers due to higher gas prices incurred, increased customer service revenues, a base rate increase in Florida and customer growth. These increases were partially offset by warmer weather in the current period in all of the Company's service territories.

   The Company's operating margins increased by $5.1 million, or 3%, for the twelve-month period ended March 31, 1997 as compared with the twelve-month period ended March 31, 1996. The increase was principally the result of higher margins on sales by the Company's unregulated operations, higher customer service revenues, the base rate increase in Florida and increases in the number of customers served. As a result of weather normalization clauses, operating margins were approximately $1.1 million more in the 1997 period than they would have been without such clauses. For the twelve-month period ended March 31, 1996, operating margins were $2.1 million less than they would have been without such clauses.

   Other Operating Expenses. The Company's other operating expenses, excluding income taxes, increased by approximately $5.9 million, or 5%, for the twelve-month period ended March 31, 1997 as compared with the twelve-month period ended March 31, 1996. The increase was primarily due to additional expenses related to the start-up and growth of the Company's unregulated operations, and expenses incurred to consolidate two of the Company's New Jersey service facilities. These increases were partially offset by the capitalization of software development costs and the reversal of certain reserves which management determined to be no longer required. Depreciation expense increased due to additional plant in service. Other taxes increased due to higher payroll-related taxes as a result of more employees, and an increase in the unemployment rate charged by the state of New Jersey.

   Interest Expense. Interest expense decreased by $1.8 million, or 9%, for the 1997 period as compared with the 1996 period primarily due to lower levels of outstanding borrowings.

   Regulatory Matters

   On May 13, 1997, the New Jersey Board of Public Utilities (the "NJBPU") approved an order (replacing an interim order dated December 4, 1996) authorizing the Northern Division to increase its annual purchased gas adjustment revenues by approximately $22 million. The increase reflects the Company's projection for higher gas prices in the coming year.

   On October 29, 1996, the Florida Public Service Commission (the "FPSC") voted to authorize the Company to increase its base rates in Florida by $3.75 million annually. The rate increase reflects a rate base amounting to $91.9 million, reflecting the addition of investments in system improvements and expansion projects. Under the approval, the allowed return on equity is 11.3% with an overall after-tax rate of return of 7.87%. The Company had been granted interim rate relief of $2.2 million effective in September 1996. The permanent rate increase, which was effective in December 1996, includes the interim adjustment.

   Financing Activities and Resources

   The Company had a net use of cash from operating activities of $1.0 million for the six-month period ended March 31, 1997 as compared with net cash provided by operating activities of $43.1 million for the six-month period ended March 31, 1996. The decrease in the current period was primarily due to the timing of the Company's payment of New Jersey gross receipts and franchise taxes, which was required in March in the current year as compared to April in the prior year period, an under-collection of gas costs through the Company's purchased gas adjustment clauses and a decrease in cash collections from accounts receivable in the current period due to warmer weather. For the twelve-month period ended March 31, 1997, the Company had a net use of cash from operating activities of $19.4 million as compared with net cash provided by operating activities of $21.8 million for the twelve-month period ended March 31, 1996. The decrease was mainly attributable to the reasons discussed above for the six-month period.

   Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

   Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $66.3 million at 5.2% for the six-month period ended March 31, 1997 and $45.9 million at 5.9% for the six-month period ended March 31, 1996. The weighted average daily amounts of notes payable to banks increased principally due to the under-collection of gas through the Company's purchased gas adjustment clauses as a result of significantly higher gas prices incurred and to additional borrowings to finance construction expenditures. At March 31, 1997, the Company had outstanding notes payable to banks amounting to $75.7 million and available unused lines of credit amounting to $55.3 million.

   Long-Term Debt and Funds for Construction Held by Trustee. In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of March 31, 1997, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions.

   The Company plans to refinance approximately $55 million of its Gas Facilities Revenue Bonds pending an improvement in interest rates.

   The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of March 31, 1997, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $33.3 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

   Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to approximately $2.6 million during the six-month period ended March 31, 1997 and were used primarily to reduce outstanding short-term debt. There were no proceeds during the six-month period ended March 31, 1996 as the Company purchased shares on the open market to fulfill the plans' requirements at that time. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

   Dividends. On October 29, 1996, the Company increased its quarterly dividend to $0.235 per share of common stock. The previously quarterly rate was $0.225 per share of common stock.

   The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $47 million of cash dividends at March 31, 1997.

   Capital Expenditures and Commitments

   Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $23.4 million for the six-month period ended March 31, 1997 as compared with $14.2 million for the six-month period ended March 31, 1996. Capital expenditures are expected to be approximately $57 million for all of fiscal 1997, as compared with a total of $37.1 million in fiscal 1996. The increase over fiscal 1996 is primarily the result of planned capital investment related to providing gas or transportation service to new customers, which is mainly expected to occur in the Company's Southern Division, and to the Company's investment in new information technology designed to enhance productivity in the long-term.

   The Company owns or previously owned six former manufactured gas plant ("MGP") sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $24 million and be incurred during a future period of time that may range up to fifty years. Of this $24 million in possible future expenditures, approximately $12 million relates to the Northern Division MGP sites and approximately $12 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. The Company is also able to recover actual MGP expenses over a rolling seven-year period through its MGP Remediation Adjustment Clause ("RAC"). On September 3, 1996, the Company made its initial filing under the RAC to begin recovery of environmental costs incurred from inception through June 30, 1996. The NJBPU approved the filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million of costs. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters, see Note 5 of the Notes to the Consolidated Financial Statements.

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

   The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The Company has been charged approximately $11 million of such costs through March 31, 1997. All of such costs have been authorized for recovery through the Company's purchased gas adjustment clauses, including such costs incurred by the Company's Pennsylvania operations. On April 24, 1997 the Company received approval from the Pennsylvania Public Utilities Commission to recover FERC Order 636 costs effective May 1, 1997. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $7 million, which it expects to also recover through the Company's purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

   The Company prepaid approximately $1 million of long-term debt, without penalty, associated with its Employee Stock Ownership Plan in January 1997. No other long-term debt is scheduled to be repaid over the next five years.

   Purchase of T.I.C. Enterprises, Inc.

   On February, 17, 1997, NUI entered into an LLC Interest Purchase Agreement (the "Agreement") by and among T.I.C. Enterprises, Inc. (T.I.C.) and its sole shareholder. Under the terms of this Agreement, NUI will acquire a 49% interest in T.I.C. Enterprises, LLC, a newly formed limited liability company that will continue the business of T.I.C., for a purchase price of $22 million. The Agreement also includes an additional incentive payment up to a maximum of $5.2 million to the sole shareholder if T.I.C.'s fiscal 1997 earnings, before interest and taxes, exceed $5 million. In addition, NUI has the option, during the period beginning April 2001 (subject to a one-year extension by the seller), to purchase the remaining 51% interest in T.I.C.

   T.I.C. engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses, including the Company's subsidiary, NUI Energy, Inc. The purchase is expected to close in May 1997 and will be accounted for under the equity method. The excess of the purchase price over the Company's share of the underlying equity in net assets is estimated at approximately $20 million, which is expected to be amortized on a straight line basis over a period ranging from 15 to 20 years. The Company plans to finance this purchase with proceeds from short-term debt pending refinancing with proceeds from a common stock offering in September 1997.


                         PART II - OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders

   The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 1997.

   The Annual Meeting of Shareholders of NUI Corporation was held on March 11, 1997. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. At the meeting, the shareholders elected directors and ratified the appointment of independent public accountants.

   The total votes were as follows:                Against or
                                            For     Withheld      Abstain


   (1)  Election of directors to
        serve for three-year terms:
        James J. Forese                    9,913,519    177,157
        R. Van Whisnand                    9,915,356    175,320

   (2)  Ratification of the appointment
        of Arthur Andersen LLP as
        independent public accountants     9,620,897    418,764   51,015


   Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits.

   Exhibit
     No.    Description of Exhibit                   Reference

     27     Financial Data Schedule                  Filed herewith

   (b)  Reports on Form 8-K

        On February 26, 1997, the Company filed a Form 8-K, Item 5, Other Events, reporting the signing of a definitive agreement to acquire a 49 percent interest in T. I. C. Enterprises, Inc.


                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NUI CORPORATION

                                        JOHN KEAN, JR.
   May 15, 1997                         President and Chief
                                        Executive Officer

                                        STEPHEN M. LIASKOS
   May 15, 19971                        Vice President and
                                        Controller
                                        (Principal Accounting
                                        Officer)