Form 10-Q
period 1997-06-30
NUI CORP
filed 1997-08-14
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

     (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1997: Common Stock, No Par Value:
     11,382,679 shares outstanding.

                        NUI Corporation and Subsidiaries
                 Consolidated Statement of Income (Unaudited)
                (Dollars in thousands, except per share amounts)

                                        Three Months        Nine Months       Twelve Months
                                           Ended                Ended              Ended
                                          June 30              June 30            June 30
                                      1997       1996      1997       1996    1997       1996

     Operating Margins
      Operating revenues          $125,175    $95,517     $481,120    $391,247    $559,372    $451,954
      Less - Purchased gas and
              fuel                  83,575     55,695      309,910     220,355     357,678     252,060
             Gross receipts and
              franchise taxes        5,895      6,258       29,830      32,861      33,896      36,651
                                     -----     ------       ------      ------     -------     -------
                                    35,705     33,564      141,380     138,031     167,798     163,243
                                    ------     ------      -------     -------     -------     -------
     Other Operating Expenses

        Operations and
         maintenance                22,071     23,368       69,515      70,446      93,419      91,054
        Depreciation and
         amortization                6,466      5,382       17,742      16,324      22,707      21,144
        Other taxes                  1,966      2,156        6,934       6,470       8,594       8,261
        Income taxes                   128       (682)      11,680      10,872       8,615       8,706
                                    ------     ------       ------      ------     -------     -------
                                    30,631     30,224      105,871     104,112     133,335     129,165
                                    ------     ------      -------     -------     -------     -------

     Operating Income                5,074      3,340       35,509      33,919      34,463      34,078

     Other Income and Expense,
         Net                           973         59        1,626         167       2,019         211

     Interest Expense                4,682      4,402       13,684      14,188      18,034      19,210
                                     -----      -----       ------      ------      ------     -------
     Net Income (Loss)              $1,365    $(1,003)     $23,451     $19,898     $18,448     $15,079
                                    ======    =======       ======      ======      ======      ======

     Net Income Per Share of
       Common Stock                  $0.12     $(0.10)       $2.10       $2.11       $1.66       $1.61
                                     =====     ======        =====       =====       =====       =====

     Dividends Per Share of
       Common Stock                 $0.235     $0.225       $0.705      $0.675       $0.93       $0.90
                                    ======     ======       ======      ======        ====        ====
     Weighted Average Number
     of Shares of Common
     Stock Outstanding          11,292,773  9,947,967   11,193,400   9,411,091  11,122,876   9,346,168
                                ==========  =========   ==========   =========  ==========   =========


             See the notes to the consolidated financial statements

                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                                           June 30,        September 30,
                                             1997              1996
                                          (Unaudited)          (*)

     ASSETS
     Utility Plant
        Utility plant, at original cost      $665,631      $631,194
        Accumulated depreciation and
          amortization                       (214,083)     (200,456)
        Unamortized plant acquisition
          adjustments                          32,683        33,572
                                              -------       -------
                                              484,231       464,310
                                              -------       -------
     Funds for Construction Held by
        Trustee                                32,506        44,652
                                              -------       -------
     Investments in Marketable
     Securities, at market                      2,204         4,417
                                               ------        ------
     Investment in TIC Enterprises, LLC        22,562             -
                                               ------        ------
     Current Assets
        Cash and cash equivalents               2,068         3,736
        Accounts receivable (less
          allowance for doubtful
          accounts of $2,816 and
          $2,288, respectively)                65,446        43,589
        Fuel inventories, at average
          cost                                 19,674        29,191
        Unrecovered purchased gas costs         6,676         6,987
        Prepayments and other                  21,136        18,542
                                              -------       -------
                                              115,000       102,045
                                              -------       -------
     Other Assets
        Regulatory assets                      54,464        52,439
        Deferred charges and other              9,895         9,799
                                               ------        ------
                                               64,359        62,238
                                              -------       -------
                                             $720,862      $677,662
                                             ========      ========
     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity          $200,122      $179,107
        Preferred stock                           -             -
        Long-term debt                        230,100       230,100
                                              -------       -------
                                              430,222       409,207
                                              -------       -------
     Capital Lease Obligations                  9,454        10,503
                                               ------        ------
     Current Liabilities
        Current portion of long-term
         debt and capital lease
         obligations                            1,439         2,546
        Notes payable to banks                 60,730        54,895
        Accounts payable, customer
         deposits and accrued liabilities      77,370        66,372
        Federal income and other taxes          9,363         2,947
                                              -------       -------
                                              148,902       126,760
                                              -------       -------
     Deferred Credits and Other
     Liabilities
        Deferred Federal income taxes          60,605        59,328
        Unamortized investment tax
          credits                               6,287         6,635
        Environmental remediation reserve      33,981        33,981
        Regulatory and other liabilities       31,411        31,248
                                              -------       -------
                                              132,284       131,192
                                              -------       -------
                                             $720,862      $677,662
                                              =======       =======

                   *Derived from audited financial statements
               See the notes to consolidated financial statements

                        NUI Corporation and Subsidiaries
               Consolidated Statement of  Cash Flows (Unaudited)
                             (Dollars in thousands)

                                         Nine Months        Twelve Months
                                            Ended               Ended
                                           June 30,             June 30,
                                         1997    1996        1997    1996


     Operating Activities
     Net income                       $23,451    $19,898    $18,448   $15,079
     Adjustments to reconcile net
     income to net cash provided
     by operating activities
       Depreciation and
         amortization                  18,340     16,398     24,257    21,521
       Deferred Federal income
         taxes                          1,372      5,296      3,645     4,817
       Amortization of deferred
       investment tax credits            (348)      (351)      (464)     (467)
       Other                            1,145      4,704      1,058     5,612
       Effect of changes in:
         Accounts receivable, net     (21,858)   (20,963)   (14,266)  (16,554)
         Fuel inventories               9,517     11,477     (3,522)    1,177
         Accounts payable,
           deposits and accruals       10,997      5,133     14,174     7,940
         Over (under) recovered
           purchased gas costs            312     (5,416)    (6,154)  (10,759)
         Other                           (608)    (3,361)    (5,141)    1,926
                                       ------     ------     ------    ------
         Net cash provided by
          operating activities         42,320     32,815     32,035    30,292
                                       ------     ------     ------    ------

     Financing Activities
     Proceeds from sales of
       common stock, net of
       treasury stock purchased         4,030     31,568      3,833    31,324
     Dividends to shareholders         (7,886)    (6,252)   (10,334)   (8,326)
     Proceeds from issuance of
     long-term debt                        -      39,000         -     39,000
     Funds for construction held
       by trustee, net                 13,635    (31,232)    15,818   (31,079)
     Repayments of long-term debt        (950)   (30,101)      (987)  (38,874)
     Principal payments under
       capital lease obligations       (1,370)    (1,439)    (1,760)   (1,919)
     Net short-term borrowings
       (repayments)                     5,835    (10,155)    32,950    11,680
                                       ------     ------     ------    ------
       Net cash provided by
        (used in) financing
        activities                     13,294     (8,611)    39,520     1,806
                                       ------     ------     ------    ------
     Investing Activities
     Cash expenditures for
       utility plant                  (35,923)   (23,080)   (49,896)  (32,217)
     Investment in TIC
       Enterprises,  LLC              (22,000)       -      (22,000)      -
     Other                                641       (482)    (1,834)     (134)
                                       ------     ------     ------    ------
       Net cash used in investing
         activities                   (57,282)   (23,562)   (73,730)  (32,351)
                                       ------     ------     ------    ------
     Net increase (decrease) in
     cash and cash equivalents        $(1,668)    $  642    $(2,175)    $(253)
                                       ======      =====      =====      ====
     Cash and Cash Equivalents
     At beginning of period           $ 3,736     $3,601    $ 4,243    $4,496
     At end of period                 $ 2,068     $4,243    $ 2,068    $4,243

     Supplemental Disclosures of
      Cash Flows
     Income taxes paid (refunds
       received), net                  $3,909     $1,969    $ 4,552    $1,575
     Interest paid                    $15,165    $15,691    $15,691   $19,584


             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements



     1.   Basis of Presentation

     The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as "NUI" or the "Company"). The Company distributes and sells natural gas and related services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service,
     Elkton Gas Service (Maryland), Valley Cities Gas Service
     (Pennsylvania) and Waverly Gas Service (New York). In addition to gas distribution operations, the Company provides retail gas sales and related services through its NUI Energy, Inc.("Energy") subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. ("Brokers") subsidiary; bill processing and related customer services for utilities and municipalities through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its equity interest in TIC Enterprises, LLC (see Note 3).

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

     2.  Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):

                                                June 30,  September 30,
                                                  1997         1996

     Common stock, no par value                 $177,346     $171,968
     Shares held in treasury                      (1,586)      (1,564)
     Retained earnings                            25,751       10,117
     Unrealized gain (loss) on
     marketable securities                          (104)         389
     Unearned employee compensation               (1,284)      (1,803)
                                                 -------      -------

     Total common shareholders' equity          $200,122     $179,107
                                                 =======      =======


     3.  Purchase of Interest in TIC Enterprises, LLC

     On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC ("TIC"), a newly formed limited liability company, for a purchase price of $22 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. Under the terms of an LLC Interest Purchase Agreement
     (the "Agreement"), the limited liability company will continue the business previously conducted by TIC Enterprises, Inc. The agreement also includes a provision for an additional incentive payment up to a maximum of $5.2 million if TIC's fiscal 1997 earnings, before interest and taxes, exceed $5 million. In addition, NUI has the option, during the period beginning April 1, 2001 (subject to a one-year extension by the seller), to purchase the remaining 51% interest in TIC.

     TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses, including the Company's subsidiary, NUI Energy, Inc. The excess of the purchase price over the Company's share of the underlying equity in net assets of TIC is estimated on a preliminary basis to be approximately $20 million and is being amortized on a straight line basis over a 15 year period.

     4.  Derivative Financial Instruments

     The Company engages in risk management activities to minimize the financial and business risks associated with fluctuating market prices for the purchase and sale of natural gas. The Company's unregulated subsidiaries utilize futures contracts, forward contracts, options contracts and swaps for the purpose of providing competitive energy supplies and hedging its retail sales.

     Brokers utilizes such financial instruments for trading purposes and accordingly records realized and unrealized gains and losses by marking to market its various financial and forward commitments. Margin requirements for natural gas futures and options contracts are recorded in accounts receivable. Realized and unrealized gains and loses are recorded in the consolidated statement of income under purchased gas and fuel. At June 30, 1997, Brokers' futures contracts consisted of 922 contracts long and 757 contracts short at prices ranging from $2.10 to $2.50 per Mcf, none of which extend beyond January 1998, representing 16,790 MMcf of natural gas. Brokers' options contracts consisted of 40 contracts long and 228 contracts short with varying strike prices, none of which extend beyond July 1998, representing 2,680 MMcf of natural gas. Margin deposits with brokers was approximately $1 million at June 30, 1997. In addition, Brokers has forward sales and purchase commitments associated with contracts totaling 26,000 MMcf of natural gas, with terms extending through July 1998. Net realized and unrealized gains for the nine-month period ended June 30, 1997 was $1.1 million. During the nine-month period ended June 30, 1996, Brokers use of derivative financial instruments was not significant.

     Energy utilizes financial instruments to ensure adequate margins on the sale of natural gas to its retail customers. Margin requirements for natural gas futures contracts are recorded as accounts receivable. Unrealized gains and losses on all futures and options contracts are deferred in the consolidated balance sheet as either a current asset or liability. Realized gains and losses on futures, forwards and options contracts are included in the consolidated statement of income under purchased gas and fuel when the underlying gas commodity hedged is purchased and sold to its customers. The value of Energy's futures contracts was not material at June 30, 1997.

     The Company is exposed to credit risk in the event of nonperformance by counterparties to its various contracts. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk.


     5.  New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement supersedes APB Opinion No. 15, "Earnings per Share" and basically simplifies the computation of earnings per share. SFAS 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the effect of adopting SFAS No. 128 to have a material effect on its calculation of earnings per share.

     6.  Contingencies

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

     The Company owned ten former MGP facilities, only three of which it currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland (the "Southern Division MGP sites"). The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the "MGP Group"). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites.
     None of these four sites are currently or were previously owned by the Company.

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

     The Company's prudently incurred remediation costs for the Northern Division MGP sites have been authorized by the NJBPU to be recoverable in rates. The Company also believes that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of June 30, 1997, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. The Company is able to recover actual MGP expenses over a rolling seven year period through its MGP Remediation Adjustment Clause ("RAC"). The NJBPU approved the
     Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million of costs, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company made a filing with the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. An Order from the NJBPU is expected in the Fall. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data


                                   Three Months Ended     Nine Months Ended      Twelve Months Ended
                                         June 30,              June 30,              June 30,
                                   1997        1996       1997        1996       1997        1996

   Operating Revenues
    (Dollars in thousands)
   Firm Sales:
    Residential                  $41,064    $38,152    $177,769    $172,472     $199,172   $191,841
    Commercial                    20,623     21,346      92,849      94,298      105,995    107,933
    Industrial                     4,476      6,089      18,456      20,509       23,268     24,378
   Interruptible Sales            11,224     14,323      41,946      38,267       54,329     56,194
   Unregulated Sales              36,801      6,455     116,937      37,830      134,473     35,741
   Transportation Services         7,097      5,828      21,996      17,651       27,432     22,122
   Customer Service, Appliance
     Leasing and Other             3,890      3,324      11,167      10,253       14,703     13,745
                                  ------     ------      ------      ------       ------     ------
                                $125,175    $95,517    $481,120    $391,247     $559,372   $451,954
                                 =======     ======     =======     =======      =======    =======
   Gas Sold or Transported
   (MMcf)
   Firm Sales:
    Residential                    3,922      3,930      20,968      22,615       23,163     24,542
    Commercial                     2,445      2,865      12,617      14,669       14,523     16,472
    Industrial                     1,086      1,252       3,798       4,370        4,835      5,463
   Interruptible Sales             3,508      3,975      10,942      10,873       14,701     17,313
   Unregulated Sales              17,102      4,986      41,407      12,730       47,852     13,089
   Transportation Services         6,645      5,982      21,461      18,329       28,183     24,158
                                  ------     ------      ------      ------       ------     ------
                                  34,708     22,990     111,193      83,586      133,257    101,037
                                  ======     ======     =======      ======      =======    =======
   Average Utility Customers
   Served
   Firm:
    Residential                  335,884    333,011     335,892     332,883      334,697    331,806
    Commercial                    24,386     24,582      24,430      24,657       24,314     24,599
    Industrial                       299        329         310         338          317        387
   Interruptible                     120        118         122         126          117        133
   Transportation                  1,546        707       1,381         601        1,253        516
                                  ------     ------      ------      ------       ------     ------
                                 362,235    358,747     362,135     358,605      360,698    357,440
                                 =======    =======     =======     =======      =======    =======

   Degree Days in New Jersey
    Actual                           656        582       4,899       5,297        4,945      5,336
    Normal                           538        538       4,936       4,936        4,978      4,978
    Percentage variance from
      normal                         22%         8%          1%          7%           1%         7%
                                  colder     colder      warmer      colder       warmer     colder

   Employees (period end)                                                          1,121      1,075

   Ratio of Earnings to Fixed
     Charges (Twelve months only)                                                   2.20       2.02

                        NUI Corporation and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



     The following discussion and analysis refers to all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company distributes and sells natural gas and related services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas Service, Elkton Gas Service (Maryland), Valley Cities Gas Service
     (Pennsylvania) and Waverly Gas Service (New York). In addition to gas distribution operations, the Company provides retail gas sales and related services through its NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; bill processing and related customer services for utilities and municipalities through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its equity interest in TIC Enterprises, LLC ("TIC") (see Note 3 of the Notes to the Consolidated Financial Statements). Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     Results of Operations

     Three-Month Periods Ended June 30, 1997 and 1996

     Net Income. Net income for the three-month period ended June 30, 1997 was $1.4 million, or $0.12 per share, as compared with a net loss of $1.0 million, or $0.10 per share, for the three-month period ended June 30, 1996. The increase in the current period was primarily the result of higher operating margins, lower operations and maintenance expenses and higher other income. This increase was partially offset by higher depreciation and amortization expenses.

      Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996.

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the gas commodity element of its revenues, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $29.7 million, or 31%, for the three-month period ended June 30, 1997 as compared with the three-month period ended June 30, 1996, principally due to an increase of approximately $30 million in revenues generated by the Company's unregulated operations. Operating revenues also increased due to a base rate increase in the Company's Florida service territory (see "Regulatory Matters), higher customer service and appliance leasing revenues, and customer growth. These increases were partially offset by lower revenues from interruptible and certain industrial customers due to lower gas prices incurred during the current period.

     The Company's operating margins increased by $2.1 million, or 6%, for the three-month period ended June 30, 1997 as compared with the three-month period ended June 30, 1996. The increase principally reflects higher customer service and appliance leasing revenues, higher margins on sales by the Company's unregulated operations, the effect of a base rate increase in Florida and customer growth.

     Other Operating Expenses. The Company's operations and maintenance expenses decreased by approximately $1.3 million, or 6%, for the three-month period ended June 30, 1997 as compared with the three-month period ended June 30, 1996. The decrease was primarily the result of lower pension and insurance expenses, and to the reversal of certain reserves which management determined to be no longer required. These decreases were partially offset by additional expenses related to the growth in the Company's unregulated operations.

     Depreciation and amortization expense increased by approximately $1.1 million for the three-month period ended June 30, 1997 as compared with the three-month period ended June 30, 1996. The increase was principally due to approximately $0.7 million of goodwill amortization recorded for the period January 1, 1997 to June 30, 1997 related to the acquisition of TIC (see Note 3 of the Notes to the Consolidated Financial Statements), and higher depreciation expense as a result of additional plant in service.

     The increase in income taxes for the current period was principally due to the effect of higher pre-tax income .

     Other Income (Expense), Net. Other income and expense, net increased approximately $0.9 million for the three-month period ended June 30, 1997 as compared with the three-month period ended June 30, 1996, primarily due to after-tax earnings of approximately $0.8 million for the Company's 49% equity interest in TIC for the period January 1, 1997 through June 30, 1997 (see Note 3 of the Notes to the Consolidated Financial Statements).

     Interest Expense. Interest expense increased by approximately $0.3 million for the three-month period ended June 30, 1997 as compared with the three-month period ended June 30, 1996. The increase principally reflects higher average short-term borrowings partially offset by lower average short-term rates and lower average long-term borrowings as a result of the repayment of amounts outstanding under the Company's $30 million credit agreement in May 1996.

     Nine-Month Periods Ended June 30, 1997 and 1996

     Net Income. Net income for the nine-month period ended June 30, 1997 was $23.5 million, or $2.10 per share, as compared with net income of $19.9 million, or $2.11 per share, for the nine-month period ended June 30, 1996. The increase in the current period was primarily due to higher operating margins, higher other income and lower operations, maintenance and interest expenses. These increases were partially offset by higher depreciation, amortization and other taxes expenses.

     Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996.

     Operating Revenues and Operating Margins. The Company's operating revenues increased by $89.9 million, or 23%, for the nine-month period ended June 30, 1997 as compared with the nine-month period ended June 30, 1996. The increase was principally due to an increase of approximately $79 million in revenues generated by the Company's unregulated operations, the effect of purchased gas adjustment clauses, a base rate increase in the Company's Florida service territory, increased customer service and appliance leasing revenues, and customer growth. These increases were partially offset by the effect of warmer weather in the 1997 period in all of the Company's service territories.

     The Company's operating margins increased by $3.3 million, or 2%, for the nine-month period ended June 30, 1997 as compared with the nine-month period ended June 30, 1996. The increase principally reflects higher margins on sales by the Company's unregulated operations, including $1.1 million of net realized and unrealized gains recognized on financial and forward commitments by NUI Energy Brokers, Inc. (see
     Note 1 of the Notes to the Consolidated Financial Statements). Operating margins were also increased due to the effect of the rate case in Florida, higher customer service and appliance leasing revenues, and customer growth. These increases were partially offset by the effect of warmer weather in the 1997 period in all of the Company's service territories, part of which was not fully recovered from customers under weather normalization clauses, and lower amounts billed to certain of the Company's Florida customers for its energy conservation program. The Company is allowed to pass through to its customers costs incurred for various energy conservation programs. The Company does not earn a profit on these billings as operations expense is charged or credited for any difference between amounts billed to customers and amounts actually incurred. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.7 million higher for the 1997 period than they would have been without such clauses. For the nine-month period ended June 30, 1996, operating margins were $2.2 million less than they would have been without such clauses.

     Other Operating Expenses. Operations and maintenance expenses decreased by approximately $0.9 million for the nine-month period ended June 30, 1997 as compared with the nine-month period ended June 30, 1996. The decrease was primarily the result of the capitalization of costs associated with the development and implementation of new information technology, lower pension and insurance expenses, lower expenses charged for the Company's energy conservation programs in Florida and the reversal of certain reserves which management determined to be no longer required. These decreases were partially offset by expenses incurred to consolidate two of the Company's New Jersey service facilities and additional expenses related to the growth in the Company's unregulated operations.

     Depreciation and amortization increased approximately $1.4 million over the prior year period primarily due to approximately $0.7 million of goodwill amortization recorded for the period January 1, 1997 to June 30, 1997 related to the acquisition of an equity interest in TIC (see Note 3 of the Notes to the Consolidated Financial Statements), and higher depreciation expense as a result of additional plant in service.

     The increase in other taxes of approximately $0.5 million in the current period was mainly due to higher payroll-related taxes as a result of more employees.

     Other Income and (Expense), Net. Other income and expense, net increased approximately $1.5 million for the nine-month period ended June 30, 1997 as compared with the nine-month period ended June 30, 1996. The increase was primarily due to after-tax earnings of approximately $0.8 million for the Company's 49% equity interest in TIC for the period January 1, 1997 through June 30, 1997 (see Note 3 of the Notes to the Consolidated Financial Statements), and to the sale of certain marketable securities resulting in a realized gain of $0.7 million.

     Interest Expense. Interest expense decreased by approximately $0.5 million for the nine-month period ended June 30, 1997 as compared with the nine-month period ended June 30, 1996. The decrease was primarily due to lower average long-term borrowings as a result of the repayment of amounts outstanding under the Company's $30 million credit agreement in May 1996, partially offset by an increase in short-term interest expense due to higher average borrowings.

     Twelve-Month Periods Ended June 30, 1997 and 1996

     Net Income. Net income for the twelve-month period ended June 30, 1997 was $18.4 million, or $1.66 per share, as compared with $15.1 million, or $1.61 per share, for the twelve-month period ended June 30, 1996. The increase in the current period was primarily due to higher operating margins, higher other income and lower interest expense. These increases were partially offset by higher operations and maintenance, depreciation and other taxes expenses.

     Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996.

     Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended June 30, 1997 increased approximately $107.4 million, or 24%, as compared with the twelve-month period ended June 30, 1996. The increase was primarily due to an increase in sales by the Company's unregulated operations of approximately $98 million, the effects of purchased gas adjustment clauses, increased customer service and appliance leasing revenues, a base rate increase in Florida and customer growth. These increases were partially offset by warmer weather in the current period in all of the Company's service territories.

     The Company's operating margins increased by $4.6 million, or 3%, for the twelve-month period ended June 30, 1997 as compared with the twelve-month period ended June 30, 1996. The increase was principally the result of higher margins on sales by the Company's unregulated operations, higher customer service and appliance leasing revenues, the base rate increase in Florida and increases in the number of customers served. As a result of weather normalization clauses, operating margins were approximately $0.7 million more in the 1997 period than they would have been without such clauses. For the twelve-month period ended June 30, 1996, operating margins were $2.2 million less than they would have been without such clauses.

     Other Operating Expenses. Operations and maintenance expenses increased approximately $2.4 million, or 3%, for the twelve-month period ended June 30, 1997 as compared with the twelve-month period ended June 30, 1996. The increase was primarily due to additional expenses related to the growth of the Company's unregulated operations, and expenses incurred to consolidate two of the Company's New Jersey service facilities. These increases were partially offset by the capitalization of software development costs, lower pension and insurance costs, and the reversal of certain reserves which management determined to be no longer required.

     Depreciation and amortization expense increased approximately $1.6 million over the prior year period primarily due to approximately $0.7 million of goodwill amortization recorded for the period January 1, 1997 to June 30, 1997 related to the acquisition of an equity interest in TIC (see Note 3 of the Notes to the Consolidated Financial Statements), and higher depreciation expense as a result of additional plant in service.

     Other Income and Expense, Net. Other income and expense, net increased approximately $1.8 million primarily due to after-tax earnings of approximately $0.8 million for the Company's 49% equity interest in TIC for the period January 1, 1997 through June 30, 1997 (see Note 3 of the Notes to the Consolidated Financial Statements), and to the sale of certain marketable securities resulting in a realized gain of $0.7 million.

     Interest Expense. Interest expense decreased by $1.2 million, or 6%, for the 1997 period as compared with the 1996 period primarily due to lower levels of outstanding borrowings.

     Regulatory Matters

     On August 12, 1997, the Northern Division filed a proposed revision to its weather normalization clause with the NJBPU to reflect an increase in the level of normal degree days used to determine margin revenue differences associated with variations between the actual degree days experienced in the months of October through April and the degree days that underlie the Company's base rates. The revised normal degree days are intended to adjust for a bias in historical weather data created by the National Oceanic and Atmospheric Administration's installation of a new device to measure the temperature known as the automatic surface observing system. An Order is expected later in the Fall of 1997. The Company will file a petition shortly to recover additional margin revenues associated with this revision.

     On July 31, 1997, the Northern Division filed a proposal with the NJBPU to increase its annual purchased gas adjustment revenues by approximately $8 million and change the way it passes along gas supply costs to its different classes of customers. The filing proposes to collect the commodity component of purchased gas and the fixed costs the Company incurs on behalf of its customers to supply gas service separately. The filing also includes a request to incorporate a performance based mechanism whereby Northern Division customers and the Company would benefit from the Company's ability to secure gas at rates more favorable than a market index benchmark. The proposed mechanism would provide an 80/20 sharing, with Northern Division customers receiving the greater percentage of risk and opportunity on the difference between a monthly market benchmark and the actual cost of purchased gas. Action by the NJBPU on the Company's proposal is expected in the Fall of 1997.

     On May 13, 1997, the New Jersey Board of Public Utilities (the "NJBPU") approved an order (replacing an interim order dated December 4, 1996) authorizing the Northern Division to increase its annual purchased gas adjustment revenues by approximately $22 million. The increase was effective in December 1996 and reflects higher gas prices incurred in the current year.

     On October 29, 1996, the Florida Public Service Commission (the "FPSC") voted to authorize the Company to increase its base rates in Florida by $3.75 million annually. The rate increase reflects a rate base amounting to $91.9 million, reflecting the addition of investments in system improvements and expansion projects. Under the approval, the allowed return on equity is 11.3% with an overall after-tax rate of return of 7.9%. The Company had been granted interim rate relief of $2.2 million effective in September 1996. The permanent rate increase, which was effective in December 1996, includes the interim adjustment.

     Financing Activities and Resources

     The Company had net cash provided by operating activities of $42.3 million for the nine-month period ended June 30, 1997 as compared with $32.8 million for the nine-month period ended June 30, 1996. For the twelve-month period ended June 30, 1997, the Company had net cash provided by operating activities of $32.0 million as compared with $30.3 million for the twelve-month period ended June 30, 1996. The increases in the 1997 periods as compared with the 1996 periods were primarily due to additional cash collected resulting in a lower under-collection of gas costs through the Company's purchased gas adjustment clauses and higher accounts payable due to increased purchases by the Company's unregulated operations.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $64.4 million at 5.3% for the nine-month period ended June 30, 1997 and $40.7 million at 5.8% for the nine-month period ended June 30, 1996. The weighted average daily amounts of notes payable to banks increased principally due to the under-collection of gas through the Company's purchased gas adjustment clauses as a result of significantly higher gas prices incurred, borrowings to finance the Company's acquisition of a 49% interest in TIC and additional borrowings to finance construction expenditures. At June 30, 1997, the Company had outstanding notes payable to banks amounting to $60.7 million and available unused lines of credit amounting to $90 million.

     Long-Term Debt and Funds for Construction Held by Trustee. In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of June 30, 1997, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions.

     On July 9, 1997, the Company issued $54.6 million of tax exempt Gas Facilities Revenue Refunding Bonds at an interest rate of 5.7%. The bonds mature on June 1, 2032 and will be used to refinance previously issued Gas Facilities Revenue Bonds in the aggregate principal amounts and rates of $46.2 million at 6.75% and $8.4 million at 6.625%.
     The proceeds from the refunding bonds were invested in temporary cash investments and will be held in trust until the old bonds are called on October 1, 1997.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 1997, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were approximately $29 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to approximately $4 million and $0.2 million during the nine-month periods ended June 30, 1997 and 1996, respectively, and were used primarily to reduce outstanding short-term debt. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

     The Company anticipates issuing no more than 2 million additional shares of common stock in the Fall of 1997 for the purpose of refinancing short-term debt incurred to finance its acquisition of a 49% interest in TIC and for general corporate purposes.

     Dividends. On October 29, 1996, the Company increased its quarterly dividend to $0.235 per share of common stock. The previous quarterly rate was $0.225 per share of common stock.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $41 million of cash dividends at June 30, 1997.


     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $35.9 million for the nine-month period ended June 30, 1997 as compared with $23.1 million for the nine-month period ended June 30, 1996. Capital expenditures are expected to be approximately $54 million for all of fiscal 1997, as compared with a total of $37.1 million in fiscal 1996.
      The increase over the 1996 periods was primarily the result of planned capital investment related to providing gas or transportation service to new customers, which is mainly occurring in the Company's Southern Division, and to the Company's investment in new information technology designed to enhance productivity in the long term.

     The Company owns or previously owned six former manufactured gas plant ("MGP") sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $24 million and be incurred during a future period of time that may range up to fifty years. Of this $24 million in possible future expenditures, approximately $12 million relates to the Northern Division MGP sites and approximately $12 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. The Company is able to recover actual MGP expenses over a rolling seven-year period through its MGP Remediation Adjustment Clause ("RAC"). The NJBPU approved the Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million of costs, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company made a filing with the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. An Order from the NJBPU is expected in the Fall. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters, see Note 6 of the Notes to the Consolidated Financial Statements.

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

     The implementation of the Federal Energy Regulatory Commission's ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. All of such costs have been authorized for recovery through the Company's purchased gas adjustment clauses, including such costs incurred by the Company's Pennsylvania operations. On April 24, 1997 the Company received approval from the Pennsylvania Public Utilities Commission to recover FERC Order 636 costs effective May 1, 1997. The Company currently estimates that its remaining Order No. 636 transition obligation will be approximately $6 million, which it expects to also recover through the Company's purchased gas adjustment clauses as these costs are incurred. This transition obligation is subject to possible future FERC actions based upon filings by the Company's pipeline suppliers.

     The Company prepaid approximately $1 million of long-term debt, without penalty, associated with its Employee Stock Ownership Plan in January 1997. The Company will be prepaying $54.6 million of its Gas Facilities Revenue Bonds in October 1997 with proceeds received from a new bond issuance (see "Financing Activities and Resources- Long-Term Debt and Funds for Construction Held by Trustee"). No other long-term debt is scheduled to be repaid over the next five years.

     Purchase of Interest in TIC Enterprises, LLC

     On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC, a newly formed limited liability company, for a purchase price of $22 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. Under the terms of an LLC Interest Purchase Agreement
     (the "Agreement"), the limited liability company will continue the business previously conducted by TIC Enterprises, Inc. The agreement also includes a provision for an additional incentive payment up to a maximum of $5.2 million if TIC's fiscal 1997 earnings, before interest and taxes, exceed $5 million. In addition, NUI has the option, during the period beginning April 1, 2001 (subject to a one-year extension by the seller), to purchase the remaining 51% interest in TIC.

     TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses, including the Company's subsidiary, NUI Energy, Inc. The excess of the purchase price over the Company's share of the underlying equity in net assets of TIC is estimated on a preliminary basis to be approximately $20 million and is being amortized on a straight line basis over a 15 year period.

     Other Matters

     NUI Environmental Group, Inc., a wholly-owned subsidiary of the Company ("NUI Environmental"), was formed in 1996 to develop strategies for reducing the accumulation of sediment in the New Jersey/New York harbor and improving accessibility to the harbor to commercial shipping traffic.
    NUI Environmental has entered into a Memorandum of Understanding with the United States Department of Energy/Brookhaven National Laboratories to develop sediment processing and decontamination technologies.

                        PART II - OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security Holders

          None

     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     Exhibit
       No.     Description of Exhibit                  Reference

       12      Computation of Consolidated
                Ratio of Earnings to Fixed
                Charges                                Filed herewith

       27      Financial Data Schedule                 Filed herewith

     (b)  Reports on Form 8-K

          None


                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     August 14, 1997                      President and Chief
                                          Executive Officer

                                          STEPHEN M. LIASKOS
     August 14, 1997                      Vice President and
                                          Controller
                                          (Principal Accounting
                                          Officer)