Form 10-K405
period 1997-09-30
NUI CORP
filed 1997-12-24
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-K
     (Mark One)
        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1997
                                    OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to______________________

     Commission File Number   1-8353

                               NUI  CORPORATION
           (Exact name of registrant as specified in its charter)

                New Jersey                       22-1869941
         (State of incorporation)       (IRS employer identification no.)

      550 Route 202-206, P. O. Box 760, Bedminster, New Jersey  07921-0760
        (Address of principal executive offices, including zip code)

                               (908) 781-0500
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class:
     Common Stock, No Par Value       New York Stock Exchange
     Preferred Stock Purchase Rights  New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act:  None

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

     The aggregate market value of 11,049,105 shares of common stock held by non-affiliates of the registrant calculated using the $24.625 per share closing price on November 28, 1997 was $272,084,211.

     The number of shares outstanding for each of the registrant's classes of common stock, as of November 28, 1997:

          Common Stock, No Par Value:   12,455,176 shares outstanding.

     Documents incorporated by reference: NUI Corporation's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 23, 1997.



                              NUI Corporation

                    Annual Report on Form 10-K For The
                   Fiscal Year Ended September 30, 1997

                             TABLE OF CONTENTS



                                  PART I
                                                                  Page

     Item 1. Business................................................1
     Item 2. Properties..............................................9
     Item 3. Legal Proceedings.......................................9
     Item 4. Submission of Matters to a Vote of Security Holders.....9

                                  PART II

     Item 5. Market for Registrant's Common Equity and
              Related Stockholder Matters...........................10
     Item 6. Selected Financial Data................................11
     Item 7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................13
     Item 8. Financial Statements and Supplementary Data............21
     Item 9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure................21

                                 PART III

     Item 10. Directors and Executive Officers of the Registrant....21
     Item 11. Executive Compensation................................21
     Item 12. Security Ownership of Certain Beneficial
               Owners and Management................................21
     Item 13. Certain Relationships and Related Transactions........21

                                  PART IV

     Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..................................22



                              NUI Corporation

                    Annual Report on Form 10-K for the
                   Fiscal Year Ended September 30, 1997



                                  PART I
     Item 1. Business

     NUI Corporation ("NUI" or the "Company") was incorporated in New Jersey in 1969. NUI is a multi-state energy sales, services and distribution company. The Company's natural gas utility distribution operations serve approximately 362,000 customers in six states through its Northern and Southern operating divisions. These operating divisions are regulated by the public utility commissions of the states in which it operates. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New
     York). The Company also provides retail gas sales and related services through it's NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; customer information systems and services through its Utility Business Services, Inc. subsidiary; environmental project development operations through its NUI Environmental Group, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC (see Note 2 of the Notes to the Consolidated Financial Statements).

     The principal executive offices of the Company are located at 550 Route 202-206, Box 760, Bedminster, NJ 07921-0760; telephone:
     (908) 781-0500.

     Territory and Customers Served

     See Item 6 - "Selected Financial Data-Summary Consolidated Operating Data" for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average utility customers served. The Company's primary business is its utility operations which serve approximately 362,000 customers, of which approximately 67% are in New Jersey and 33% are in the Southern Division states. Most of the Company's utility customers are residential and commercial customers that purchase gas primarily for space heating. The Company's operating revenues for fiscal 1997 amounted to approximately $609 million, of which approximately 52% was generated by utility operations in the Northern Division, 18% was generated by utility operations in the Southern Division states and 30% by the Company's unregulated activities. Gas volumes sold or transported in fiscal 1997 amounted to 148.2 million Mcf, of which approximately 46% was sold or transported in New Jersey, 12% was sold or transported in the Southern Division states and 42% represented unregulated sales. An Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas.


     Natural Gas Utility Operations

     Northern Division The Company, through its Northern Division, provides gas service to approximately 241,000 customers in franchised territories within seven counties in central and northwestern New Jersey. The Northern Division's 1,300 square-mile service territory has a total population of approximately 950,000. Most of the Northern Division's customers are located in densely-populated central
     New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating.

     The Northern Division's gas volumes sold or transported and customers served for the past three fiscal years were as follows:


                          Gas Volumes Sold or Transported
                               (in thousands of Mcf)

                                            1997      1996      1995
            Firm Sales:
               Residential                19,485    20,862    17,855
               Commercial                  9,333    11,337    10,275
               Industrial                  4,085     4,709     4,595
            Interruptible Sales           12,886    11,885    15,440
            Unregulated Sales             14,753     7,062     1,044
            Transportation Sales          22,510    19,793    17,202
                                          ------    ------    ------
            Total                         83,052    75,648    66,411
                                          ======    ======    ======

             Utility Customers Served (twelve-month average)

                                            1997      1996      1995
            Firm Sales:
              Residential - Heating       165,305   162,156   159,164
              Residential - Non-heating    57,380    58,558    59,586
              Commercial                   16,922    17,232    17,359
              Industrial                      262       291       387
            Interruptible Sales                72        72        75
            Transportation Services         1,373       600       130
                                          -------   -------   -------
            Total                         241,314   238,909   236,701
                                          =======   =======   =======

     Gas volumes sold to the Company's firm customers are sensitive to the weather in New Jersey. In fiscal 1997, the weather in New Jersey, as reported by the National Oceanic and Atmospheric Administration
     (NOAA), was very close to normal and 7% warmer than the prior year thereby decreasing gas sales as compared to 1996. However, these comparisons were distorted by new temperature measurement equipment installed by NOAA in late 1996. Data indicates that this new equipment records colder temperatures then the equipment it replaced. Hence, it is likely that weather in fiscal 1997 was actually warmer than normal and more than 7% warmer than 1996. Weather in fiscal 1996 contributed to higher gas sales as compared with fiscal 1995, as the weather was 7% colder than normal and 23% colder than fiscal 1995.

     The Northern Division's tariff contains a weather normalization clause that is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal. As a result of a stipulation approved by the New Jersey Board of Public Utilities (NJBPU) on October 22, 1997, the company increased the amount collectible under this clause by $1.3 in fiscal 1997 to consider the distortion caused by the change in temperature measurement equipment. An adjustment factor was also established for fiscal 1998. For a further discussion on variations in revenues, see
     Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     Effective January 1, 1995, the NJBPU authorized new tariffs designed to provide for the unbundling of natural gas transportation and sales service to commercial and industrial customers. As of September 30, 1997, 1,840 commercial sales customers had switched to transportation-only service under the new tariff. Despite the transfer to transportation service, the commercial sales market continues to grow. In fiscal 1997, 39 schools and 887 businesses converted to gas heating systems with the Company or switched from interruptible service to commercial firm service. The Company also has an economic development program to help spur economic growth and jobs creation which provides grants and reduced rates for qualifying businesses that start up, relocate or expand within designated areas.

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

     The Northern Division's "interruptible" customers have alternative energy sources and use gas on an "as available" basis. Variations in the volume of gas sold or transported to these customers do not have a significant effect on the Company's earnings because, in accordance with New Jersey regulatory requirements, 80% of the margins that otherwise would be realized on gas sold or transported to interruptible customers are used to reduce gas costs charged to firm sales customers. This percentage was changed, effective May 12, 1997 from 90% of sales margins and 95% of transportation margins.

     The Company provides gas sales and transportation services comprising twenty percent of the primary fuel requirements of a 614 megawatt cogeneration facility that began commercial operation in New Jersey in July 1992 to supply electric power to New York City. In fiscal 1997, sales and transportation of gas to this customer accounted for approximately 8% of the Company's operating revenues and approximately 9% of total gas sold or transported. The Company was authorized by the NJBPU to retain a total of approximately $2.3 million of the operating margins realized from these sales. The Company reached this maximum during fiscal 1995 and, therefore, all margins realized from the sale of gas to this customer in fiscal 1997 and 1996 were used to reduce gas costs charged to firm customers.

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

     CGF's gas volumes sold or transported and customers served for the past three fiscal years were as follows:

                      Gas Volumes Sold or Transported
                           (in thousands of Mcf)

                                      1997     1996     1995
            Firm Sales:
               Residential           1,850     2,130  1,982
               Commercial            3,944     4,096  4,198
            Interruptible Sales      1,162     1,259  1,533
            Unregulated Sales        4,124     1,779     --
            Transportation Sales     2,277       908  1,313
                                    ------    ------  -----
            Total                   13,357    10,172  9,026
                                    ======    ======  =====


             Utility Customers Served (twelve-month average)

                                      1997     1996     1995
            Firm Sales:
               Residential          92,724    92,179  90,960
               Commercial            4,706     4,629   4,615
            Interruptible Sales         16        19      20
            Transportation
            Services                    51        36      24
                                    ------    ------  ------
            Total                   97,497    96,863  95,619
                                    ======    ======  ======

     CGF's residential customers purchase gas primarily for water heating, clothes drying and cooking. Some customers, principally in central Florida, also purchase gas to provide space heating during the relatively mild winter season. Year-to-year growth in the average number of residential customers primarily reflects new construction. The rate of residential market growth was lower in fiscal 1997 as compared with fiscal 1996, as build-out commitments from prior year expansions in the south Florida service areas were concluded. Through the application of selective investment feasibility standards, CGF is focusing its principal new residential growth efforts in its central Florida markets. The volume from the residential market in fiscal 1996 benefited from cooler weather than experienced in fiscal 1997 and in fiscal 1995. Effective in April 1997, CGF increased the rates it charges residential customers under its appliance leasing programs, generating approximately $150,000 per month in additional unregulated margins.

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

     Certain commercial and industrial customers have converted their natural gas service from a sales basis to a transportation basis. CGF's transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales. In November 1997, the Florida Public Service Commission (FPSC) approved CGF's proposal to offer unbundled gas service to certain small commercial customers, in a manner similar to that currently in place in the Company's New Jersey service territory.

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

     North Carolina Gas Service ("NCGS"). The Company, through NCGS, provides gas service to approximately 13,400 customers in Rockingham and Stokes Counties in North Carolina, which territories comprise approximately 560 square miles. During fiscal 1997, NCGS sold or transported approximately 4.3 million Mcf of gas as follows: 20% sold to residential customers, 11% sold to commercial customers, 30% sold to industrial customers on system, 16% sold to industrial customers through unregulated off-system sales, and 23% transported to commercial and industrial customers. The North Carolina Public Utilities Commission has ordered that 75% of margins realized from off-system sales be used to reduce gas costs charged to firm customers.

     Elkton Gas Service ("Elkton"). The Company, through Elkton, provides gas service to approximately 3,500 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. During fiscal 1997, Elkton sold approximately 660,000 Mcf of gas as follows: 30% sold to residential customers, 28% sold to commercial customers and 42% sold to industrial customers.

     Valley Cities Gas Service ("VCGS") and Waverly Gas Service ("WGS"). VCGS and WGS provide gas service to approximately 6,100 customers in franchised territories comprising 104 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas, respectively. During fiscal 1997, VCGS and WGS sold or transported approximately 3.9 million Mcf of gas as follows: 15% sold to residential customers, 8% sold to commercial customers, 5% sold to industrial customers on system, 8% sold to industrial customers through unregulated sales off-system, and 64% transported to commercial and industrial customers.

     Gas Supply and Operations

     In recent years, the gas industry has been undergoing structural changes in response to policies of the Federal Energy Regulatory Commission (FERC) and local regulatory commissions designed to increase competition. Traditionally, interstate pipelines were wholesalers of natural gas to local distribution companies and generally did not provide separate transportation or other services for specific customers. In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. In fiscal 1995, the NJBPU unbundled the services provided and the rates charged to New Jersey commercial and small industrial customers as well. The transition to more competitive rates and services has the effect of increasing the opportunity for local gas distribution companies, and industrial and commercial customers to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services.

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

     The Company's gas supply during fiscal 1997 came from the following sources: approximately 18% from purchases under contracts with primary pipeline suppliers and additional purchases under their filed tariffs; approximately 82% from purchases from various producers and gas marketers, and purchases under long-term contracts with independent producers and less than 1% from propane and liquefied natural gas ("LNG"). The Company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 1997, the Company's largest single supplier accounted for 11% of the Company's total gas purchases.

     The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to delivery, on a firm year-round basis, of up to 92.2 million Mcf of natural gas annually with a maximum of approximately 273,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

     The Company has long-term gas purchase contracts for the supply of natural gas for its system with eight suppliers, including two interstate pipeline companies, three gas marketers and three independent producers. The Company also has a long-term supply and delivery contract with an interstate pipeline. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to
     36.9 million Mcf of natural gas annually with a maximum of approximately 101,170 Mcf per day. In order to achieve greater supply flexibility, and to more closely match its gas supply portfolio to changes in the market it serves, the Company recently allowed a long-term gas supply contract to expire at the conclusion of its primary terms. As a result, the Company has reduced its fixed gas cost obligations. The Company has replaced the supply with both spot market gas and shorter-term, seasonal firm supply, thus reducing the average term of its long-term obligations. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers. In fiscal 1995, the Company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the "Co-op"). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies. Participation in and reliance upon certain contractual arrangements among Co-op members has allowed the Company to reduce costs associated with winter services.

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

     The Company's maximum daily sendout in fiscal 1997 was approximately 368,371 Mcf in its Northern Division and 87,717 Mcf in the Southern Division states combined. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for the Northern Division of approximately 398,643 Mcf and approximately 119,800 Mcf for the Southern Division states combined.

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

     The Company distributes gas through approximately 6,000 miles of steel, cast iron and plastic mains. The Company has physical interconnections with five interstate pipelines in New Jersey and one interstate pipeline in Florida. In addition, the Company has physical interconnections in North Carolina and Pennsylvania with interstate pipelines which also connect to the Northern Division. Common interstate pipelines along the Company's operating system provide the Company with greater flexibility in managing pipeline capacity and supply, and thereby optimizing system utilization.

     Regulation

     The Company is subject to regulation with respect to, among other matters, rates, service, accounting and the issuance of securities. The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. The Company is also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1968, with respect to the design, installation, testing, construction and maintenance of pipeline facilities. Natural gas purchases, transportation service and storage service provided to the Company by interstate pipeline companies are subject to regulation by the FERC (see "Gas Supply and Operations"). In addition, the Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency, the New Jersey Department of Environmental Protection and other federal and state agencies.

     The Company's current rates and tariffs for its Northern Division reflect a rate case that was settled in October 1991, under which the Company obtained a weather normalization clause - see "Northern Division". In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales services for Northern Division commercial and industrial customers. The new tariffs became effective on January 1, 1995 and are designed to be neutral as to the operating margins of the Company.

     The current rates and tariffs for the Florida operations were authorized on October 29, 1996. The FPSC voted to authorize the Company to increase its base rates in Florida by $3.75 million annually. The rate increase reflected a rate base amounting to $91.9 million, which includes the addition of investments in system improvements and expansion projects. Under the approval, the allowed return on equity is 11.3% with an overall after-tax rate of return of 7.87%. The increase became effective on November 28, 1996. The FPSC order also gives the Company the flexibility to negotiate rates with certain business customers that have access to other energy sources.

     The current rates and tariffs for the North Carolina, Maryland, Pennsylvania and New York operations were authorized between October 1988 and September 1995. These operations serve approximately 20,000 customers in aggregate. The tariff for NCGS reflects a weather normalization clause for its temperature sensitive residential and commercial customers.

     The Company's tariffs for each state in which it operates contain adjustment clauses that enable the Company to recover purchased gas costs. The adjustment clauses provide for periodic reconciliations of actual recoverable gas costs with the estimated amounts that have been billed. Under or over recoveries at the reconciliation date are recovered from or refunded to customers in subsequent periods.

     Seasonal Aspects

     Sales of gas to some classes of customers are affected by variations in demand due to changes in weather conditions, including normal seasonal variations throughout the year. The demand for gas for heating purposes is closely related to the severity of the winter heating season. Seasonal variations affect short-term cash requirements.

     Unregulated Operations

     NUI Energy, Inc. (Energy) was formed by the Company in fiscal 1995 to market gas service to unbundled retail commercial and industrial customers. Energy's operating margins have increased to $2.4 million in fiscal 1997 as compared with $1.1 million in fiscal 1996 and $0.3 million in fiscal 1995, reflecting the Company's growth efforts. However, expenses related to this start-up operation has resulted in net losses in all three fiscal years. It is expected that Energy will be profitable in fiscal 1998, as the Company will continue to take advantage of opportunities that exist in the deregulated market.

     NUI Energy Brokers, Inc. (Energy Brokers) was formed by the Company in fiscal 1996 to provide wholesale energy trading and related services, primarily to other utilities and energy marketing companies. Energy Brokers generated margins of $3.6 million in fiscal 1997 as compared with $1.6 million in fiscal 1996. Energy Brokers minimizes its risks in this business by limiting its financial and physical positions at any one time. As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. Therefore, the earnings from Energy Brokers are likely to be more volatile than the Company's utility distribution business.

     Utility Business Services, Inc. (UBS) provides billing and customer information systems and services to investor-owned and municipal utilities as well as third-party energy providers. WINS, the premiere account management product developed and maintained by UBS, is presently serving almost 20 clients with state-of-the-art computing capabilities in support of almost 600,000 customers. In addition to generating over 3 million bills each year, UBS assists clients in allied areas, such as automatic meter reading, payment processing, and account recovery.

     NUI Environmental Group, Inc. (NUI Environmental) was formed by the Company in fiscal 1996 to develop a solution to the rapidly decreasing accessibility of the New York/New Jersey Harbor to international commercial shipping traffic. To this end, NUI Environmental plans to jointly develop a permanent sediment processing facility to decontaminate and process the dredged sediment, thereby providing environmentally safe disposal or beneficial reuse of the material. Towards this effort, NUI Environmental has signed a Memorandum of Understanding with the Department of Energy/Brookhaven National Laboratories, which leading the decontamination effort on behalf of a Federal consortium of the Environmental Protection Agency, Army Corps. of Engineers and Department of Energy which are working towards a solution to the dredging problem. It is expected that NUI Environmental will receive public financing to design, construct and operate the facility in partnership with governmental or public entities. It is anticipated that phase one operations could begin in late fiscal 1998.

     On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC (TIC), a newly formed limited liability company, for a purchase price of $22 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses, including the Company's subsidiary, Energy (see Note 2 of the Notes to the Consolidated Financial Statements).

     Persons Employed

     As of September 30, 1997, the Company employed 1,126 persons, of which 291 employees in the Northern Division were represented by the Utility Workers Union of America (Local 424), 73 employees in Florida and 17 employees in Pennsylvania were represented by The Teamsters Union, and 44 employees in North Carolina were represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement with the Northern Division's union was negotiated effective November 20, 1994 and expires on November 20, 1998. The North Carolina union collective bargaining agreement was negotiated on August 20, 1995, and expires on August 20, 1998. The collective bargaining agreement in Pennsylvania was negotiated on November 30, 1997 and expires on September 30, 1999. The collective bargaining agreement in Florida expires on March 31, 1998.

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

     Environment

     Reference is made to Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations- Capital Expenditures and Commitments" and Note 11, "Commitments and Contingencies" of the "Notes to the Consolidated Financial Statements" for information regarding environmental matters affecting the Company.

     Year 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company has undertaken a systems readiness program which is designed to mitigate the risks associated
     with the  Year 2000  issue.   This  program  involves an  analysis  of
     systems to determine those that are not presently Year 2000 compliant, the establishment of a plan to either modify or replace those systems and the modification and procurement of systems to make them Year 2000 compliant. Although the Company is endeavoring to ensure that the Year 2000 readiness program is comprehensive, it can make no assurance that the program will address all Year 2000 compliance issues in a timely manner. The Company identified, replaced and modified many of these systems during fiscal year 1997 and currently estimates that the its remaining cost of the Year 2000 systems readiness program will be approximately 2 million, of which approximately $0.7 million is anticipated to be spent in fiscal 1998.

     Item 2. Properties

     The Company owns approximately 6,000 mile of steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the Company owns peak shaving plants, including an LNG storage facility in Elizabeth, New Jersey.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 1997

                                  PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder
             Matters

     NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported high and low closing prices per share of NUI common stock for the two years ended September 30, 1997 were as follows:

                                  Quarterly
                                    Cash        Price Range
                                  Dividend     High      Low

                  Fiscal 1997:
                  First Quarter     $0.235   $23.500    $18.875
                  Second Quarter     0.235    23.625     19.250
                  Third Quarter      0.235    22.500     19.000
                  Fourth Quarter     0.235    24.813     19.750

                  Fiscal 1996:
                  First Quarter     $0.225   $17.750    $15.750
                  Second Quarter     0.225    19.250     17.125
                  Third Quarter      0.225    20.000     16.750
                  Fourth Quarter     0.225    20.000     16.500

     There were 6,768 shareholders of record of NUI common stock at November 28, 1997.

     It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors. On November 6, 1997, the Company increased its quarterly dividend to $0.245 per share of common stock. The previous quarterly rate was $0.235 per share of common stock.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay $37 million of cash dividends at September 30, 1997.


     Item 6. Selected Financial Data

                   Selected Consolidated Financial Data
                 (in thousands, except per share amounts)
                                 Fiscal Years Ended September 30,
                               1997      1996       1995      1994      1993
   Operating Revenues       $608,596  $469,596   $376,884  $405,240  $367,456
   Net Income               $ 19,649  $ 14,896   $  5,517  $ 10,789  $ 13,810
   Net Income Per Share        $1.75     $1.52      $0.60     $1.25     $1.70
   Dividends Paid Per Share    $0.94     $0.90      $0.90     $1.60     $1.59

   Total Assets             $803,665  $677,662   $610,165  $601,648  $483,911
   Capital Lease
     Obligations            $  9,679  $ 10,503   $ 11,114  $ 11,932  $ 12,290
   Long-Term Debt           $229,069  $230,100   $222,060  $160,928  $142,090
   Common Shareholders'
     Equity                 $218,291  $179,107   $140,912  $142,768  $122,384
   Common Shares
     Outstanding              12,429    11,086      9,201     9,157     8,201

     _________________________
     Notes to the Selected Consolidated Financial Data:
     Net Income for fiscal 1995 includes restructuring and other non-recurring charges amounting to $5.6 million (after tax), or $0.61 per share.

     Net income for fiscal 1994 includes the reversal of $1.8 million of income tax reserves and restructuring and other non-recurring charges amounting to $0.6 million (after tax). The effect of these items increased net income by $1.2 million, or $0.14 per share.

                     Summary Consolidated Operating Data
                                     Fiscal Years Ended September 30,

                                1997      1996      1995      1994      1993

   Operating Revenues
   (Dollars in thousands)
   Firm Sales:
     Residential              $201,757  $194,332  $173,395  $191,297  $172,749
       Commercial              106,234   107,067    98,541   110,574    97,966
       Industrial               23,263    25,321    20,083    25,809    23,066
   Interruptible Sales          55,844    50,539    48,282    53,077    48,254
   Unregulated Sales           177,881    55,678     7,498     1,426     1,757
   Transportation Services      28,617    23,085    17,696    13,273    12,154
   Customer Service,
     Appliance
     Leasing and Other          15,000    13,477    11,389     9,784    11,510
                                ------    ------    ------     -----    ------
                              $608,596  $469,499  $376,884  $405,240  $367,456
                               =======   =======   =======   =======   =======

   Gas Sold or Transported
     (MMcf)
   Firm Sales:
     Residential                22,956    24,810    21,276    22,558    21,019
       Commercial               14,254    16,575    15,455    16,175    14,918
       Industrial                4,819     5,407     5,217     5,323     4,781
   Interruptible Sales          15,074    16,003    18,365    16,024    13,627
   Unregulated Sales            62,819    17,804     3,398       689       904
   Transportation Services      28,294    25,051    22,154    17,290    16,439
                                ------    ------    ------    ------    ------
                               148,216   105,650    85,865    78,059    71,688
                               =======   =======    ======    ======    ======

   Average Utility  Customers
   Served
   Firm Sales:
     Residential               335,632   332,440   328,644   312,515   297,384
     Commercial                 24,312    24,484    24,519    22,638    20,995
     Industrial                    306       338       430       382       377
   Interruptible Sales             121       120       118       101       105
   Transportation Services       1,460       668       184       137        87
                               -------   -------   -------   -------   -------
                               361,831   358,050   353,895   335,773   318,948
                               =======   =======   =======   =======   =======

   Degree Days in New Jersey
     (normal: 4978)              4,772     5,343     4,333     4,944     4,703

   Employees (year end)          1,126     1,086     1,079     1,186     1,011

   Ratio of Earnings to
     Fixed Charges                2.15      2.00      1.37      1.66      2.15


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the "Company"). The Company is a multi-state energy sales, services and distribution company. Its natural gas utility operations distribute natural gas and provide related customer services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary ("Energy"); wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary ("Energy Brokers"); customer information systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC ("TIC") (see Note 2 of the Notes to the Consolidated Financial Statements).

     Results of Operations

     Fiscal Years Ended September 30, 1997 and 1996

     Net Income. Net income for fiscal 1997 was $19.6 million, or $1.75 per share, as compared with net income of $14.9 million, or $1.52 per share in fiscal 1996. The increase in the current year was primarily due to higher operating margins and other income, partially offset by higher operations and maintenance, depreciation, general taxes and interest expenses.

     Net income per share in the current year was also affected by the increased average number of outstanding shares of common stock over the prior year, principally reflecting the full effect of the Company's issuance of 1.8 million additional shares in May 1996 (see "Financing Activities and Resources-Common Stock").

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its utility customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $139.1 million, or 30%, in fiscal 1997 as compared with fiscal 1996. The increase was principally due to approximately $122 million of additional revenues generated by the Company's unregulated operations, the effect of purchased gas adjustment clauses, a base rate increase in the Company's Florida service territory, increased customer service and appliance leasing revenues, and customer growth (see "Regulatory Matters"). These increases were partially offset by the effect of warmer weather, mainly in New Jersey where it was 11% warmer than the prior year and 4% warmer than normal.

     The Company has taken advantage of the opportunities brought on by deregulation of the natural gas industry and realized substantial growth in these unregulated activities in fiscal 1997. The Company's unregulated operations include its Energy and Energy Brokers subsidiaries, as well as sales of natural gas by the Company's utility operations to customers outside of its franchise service territories. While the prices charged for these utility off-system sales are not regulated, margins realized are shared with customers of the utility operations as follows: New Jersey- 80%, Florida- 50% and North Carolina- 75%. The Company's other utility operations do not currently have margin sharing arrangements and therefore any off-system sales are returned 100% to customers.

     The Company's operating margins increased by $8.3 million, or 5%, in fiscal 1997 as compared with fiscal 1996. The increase reflects approximately $3.6 million of additional margins generated by the Company's utility distribution operations, approximately $3.1 million of additional margins on sales by the Company's unregulated operations and approximately $1.6 million of additional customer service and appliance leasing revenues. The increase in utility distribution margins was mainly due to the effect of the rate case in Florida and customer growth, partially offset by the effect of warmer weather in the fiscal 1997 period in all of the Company's service territories, part of which was not fully recovered from customers under weather normalization clauses, and lower amounts billed to certain of the Company's Florida customers for its energy conservation program. The Company is allowed to pass through to its customers costs incurred for various energy conservation programs. The Company does not earn a profit on these billings as operations expense is charged or credited for any difference between amounts billed to customers and amounts actually incurred. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $2.0 million higher in fiscal 1997 than they would have been without such clauses. In fiscal 1996, operating margins were $2.2 million less than they would have been without such clauses.

     Other Operating Expenses. Operations and maintenance expenses increased by approximately $0.9 million, or 1%, in fiscal 1997 as compared with fiscal 1996. The increase was primarily the result of additional expenses related to the growth in the Company's unregulated operations and expenses resulting from the consolidation of two of the Company's New Jersey service facilities. These increases were partially offset by the capitalization of costs associated with the development and implementation of new information technology, lower pension and insurance expenses, lower expenses charged for the Company's energy conservation programs in Florida and the reversal of certain reserves which management determined to be no longer required.

     Depreciation and amortization increased approximately $1.7 million over the prior year primarily due to additional plant in service.

     The increase in other taxes of approximately $0.8 million in fiscal 1997 was mainly due to higher real estate, sales and payroll-related taxes.

     The increase in income taxes of approximately $1.5 million in fiscal 1997 was the result of higher pre-tax income.

     Other Income and (Expense), Net. Pre-tax other income and expense, net, increased approximately $2.6 million in fiscal 1997 as compared with fiscal 1996. The increase was primarily due to approximately $1.3 million of net equity earnings in TIC for the period January 1, 1997 through September 30, 1997 (see Note 2 of the Notes to the Consolidated Financial Statements), the sale of certain marketable securities resulting in a realized gain of $0.7 million, and the sale of property in the Southern Division, which resulted in a gain of approximately $0.7 million.

     Interest Expense. Interest expense increased by approximately $0.4 million in fiscal 1997 as compared with fiscal 1996. The increase was primarily due to an increase in short-term interest expense due to higher average borrowings, partially offset by lower average long-term borrowings as a result of the repayment of amounts outstanding under the Company's $30 million credit agreement in May 1996.

     Fiscal Years Ended September 30, 1996 and 1995

     Net Income. Net income for fiscal 1996 was $14.9 million, or $1.52 per share, as compared with net income of $5.5 million, or $0.60 per share in fiscal 1995. The increase in fiscal 1996 was primarily due to higher operating margins and approximately $5.6 million of after-tax non-recurring charges incurred in fiscal 1995. These increases were partially offset by higher operations and maintenance and depreciation expenses.

     Net income per share in fiscal 1996 was also affected by the increased average number of outstanding shares of common stock over the prior year, principally reflecting the Company's issuance of 1.8 million additional shares in May 1996 (see "Financing Activities and
     Resources-Common Stock").

     Operating Revenues and Operating Margins. The Company's operating revenues increased by $92.6 million, or 25%, in fiscal 1996 as compared with fiscal 1995. The increase principally reflects approximately $48 million of additional unregulated sales, the effect of weather in New Jersey that was 7% colder than normal and 23% colder than the prior year, and additional refunds to Northern Division customers in fiscal 1995 totaling $11.2 million as a result of lower than projected gas prices. Operating revenues also increased as a result of increased revenues from interruptible and industrial customers primarily as a result of higher gas prices incurred, increased customer service revenues and customer growth.

     The Company's operating margins increased by $11.0 million, or 7%, in fiscal 1996 as compared with fiscal 1995. The increase principally reflects approximately $6.1 million of additional margins generated by the Company's utility distribution operations, approximately $3.2 million of additional margins on sales by the Companies unregulated operations and approximately $1.7 million of additional customer service and appliance leasing revenues. The increase in utility distribution margins was mainly due to an increase in rates for Florida's energy conservation program, customer growth and the effect of colder-than-normal weather not fully returned to customers through the weather normalization clauses. As a result of these weather normalization clauses, operating margins were approximately $2.2 million less in fiscal 1996 than they would have been without such clauses. In fiscal 1995, operating margins were approximately $4.5 million higher than they otherwise would have been without such clauses.

     Other Operating Expenses. Operations and maintenance expenses increased approximately $3.4 million, or 4%, in fiscal 1996 as compared with fiscal 1995. The increase was primarily due to costs incurred as a result of the colder weather in New Jersey during the fiscal 1996 heating season, higher expenses related to the start-up and growth of the Company's unregulated operations, and higher pension costs. Fiscal 1995 results included non-recurring pre-tax charges of $8.6 million (see Note 3 of the Notes to the Consolidated Financial Statements).

     Depreciation and amortization expenses increased by approximately $1.5 million primarily due to additional plant in service.

     Income tax expense increased by approximately $4.9 million in fiscal 1996 as compared with fiscal 1995, primarily due to higher pre-tax income.

     Interest Expense. Interest expense decreased by approximately $0.2 million, or 1%, in fiscal 1996 as compared with fiscal 1995. The decrease was primarily due to lower average short-term debt outstanding and short-term interest rates, and to approximately $0.6 million of interest recorded in the prior year on the over-collection of gas costs by the Northern Division. This decrease was partially offset by higher average long-term interest rates due to the effect of a full year's inclusion of $70 million of Medium-Term Notes that were issued in fiscal 1995.

     Regulatory Matters

     Northern Division

     On October 22, 1997, the New Jersey Board of Public Utilities (NJBPU) approved a petition filed by the Northern Division to revise its weather normalization clause to reflect an increase in the level of degree days used to determine margin revenue differences associated with variations between the actual degree days experienced in the months of October through April and the degree days that underlie the Company's base rates. The actual degree days are intended to adjust for a bias in weather data created by the National Oceanic and Atmospheric Administration's installation of a device to measure temperature known as the automatic surface observing system. As a result of the NJBPU approval, the Company recognized an increase in its weather normalization margins of approximately $1.3 million in the fourth quarter of fiscal 1997 to adjust for the effect of the bias in the new weather measuring device on margins recorded earlier in the fiscal year.

     In July 1997, the State of New Jersey enacted legislation that will eliminate the current gross receipts and franchise taxes effective January 1, 1998. These taxes will be replaced with a 6% sales tax on sales of electricity and natural gas, a corporate business tax currently paid by all non-utility corporations in the State, and a third tax called the Transitional Energy Facilities Assessment tax
     (TEFA). The legislation was intended, in part, to provide comparability between utilities that pay gross receipts and franchise taxes and non-utility energy companies that do not. A key objective of this legislation was to maintain energy tax revenue neutrality in 1998, seeking to collect approximately the same amount in new taxes as collected with gross receipts and franchise taxes in 1997. The TEFA tax is scheduled to be phased out at a rate of approximately 20% per year starting in 1999. These tax changes are designed to have no effect on the Company's net income or on overall rates charged to customers, until the TEFA reductions occur, and will not have a material effect on working capital. The Company paid approximately $25 million of gross receipts and franchise taxes to the State in 1997.

     On November 20, 1997, the Northern Division amended its July 31, 1997 proposal filed with the NJBPU to increase its annual purchased gas adjustment revenues by approximately $14.7 million and change the way it recovers gas supply costs from its different classes of customers. The filing proposes to collect separately the commodity component of purchased gas and the fixed costs the Company incurs on behalf of its customers to supply gas service. The filing also includes a request to incorporate a performance based mechanism whereby Northern Division customers and the Company would benefit from the Company's ability to secure gas at rates more favorable than a market index benchmark. The proposed mechanism would provide an 80/20 sharing, with Northern Division customers receiving the greater percentage of risk and opportunity on the difference between a monthly market benchmark and the actual cost of purchased gas. Action by the NJBPU on the Company's proposal is expected in 1998.

     On May 13, 1997, the NJBPU approved an order (replacing an interim order dated December 4, 1996) authorizing the Northern Division to increase its annual purchased gas adjustment revenues by approximately $22 million. The increase was effective in December 1996 and reflects higher gas prices incurred in the current year. The increase in revenues does not affect the operating margins of the Company.

     Southern Division

     On October 29, 1996, the Florida Public Service Commission (FPSC) voted to authorize the Company to increase its base rates in Florida by $3.75 million annually. The rate increase reflects a rate base amounting to $91.9 million, reflecting the addition of investments in system improvements and expansion projects. Under the approval, the allowed return on equity is 11.3% with an overall after-tax rate of return of 7.9%. The Company had been granted interim rate relief of $2.2 million effective in September 1996. The permanent rate increase, which was effective in December 1996, includes the interim adjustment.

     Financing Activities and Resources

     The Company's net cash provided by operating activities was $40.5 million in fiscal 1997, $22.5 million in fiscal 1996, and $47.9 million in fiscal 1995. The increase in fiscal 1997 as compared with fiscal 1996 was primarily due to additional collections of gas costs through the Company's purchased gas adjustment clauses and the timing of payments to gas suppliers. The decrease in net cash provided by operating activities in fiscal 1996 as compared with fiscal 1995 principally reflects a higher level of accounts receivable primarily due to the colder weather and increased activity by the Company's unregulated businesses, and an under collection of gas costs through the Company's purchased gas adjustment clauses.

     Because the Company's primary business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $66.0 million at 5.5% in fiscal 1997, $39.9 million at 5.6% in fiscal 1996 and $58.0 million at 5.9% in fiscal 1995. The weighted average daily amounts of notes payable to banks increased in fiscal 1997 principally due to borrowings to initially finance the Company's acquisition of a 49% interest in TIC (see "Common Stock"), and additional borrowings to finance portions of the Company's construction expenditures. The weighted average daily amounts of notes payable to banks decreased in fiscal 1996 as compared with fiscal 1995 primarily due to the full effect of the issuance of $70 million of Medium-Term Notes issued in fiscal 1995, which were used to repay short-term debt, and the issuance of an additional 1.8 million shares of common stock in fiscal 1996, of which part of the proceeds were used to repay short-term debt. These decreases were partially offset by borrowings to finance portions of the Company's construction expenditures.

     At September 30, 1997, the Company had outstanding notes payable to banks amounting to $54.4 million and available unused lines of credit amounting to $91.6 million.

     Long-Term Debt and Funds for Construction Held by Trustee. On July 9, 1997, the Company issued $54.6 million of tax exempt Gas Facilities Revenue Refunding Bonds at an interest rate of 5.7%. The bonds mature on June 1, 2032 and were used to refinance previously issued Gas Facilities Revenue Bonds in the aggregate principal amounts and rates of $46.2 million at 6.75% and $8.4 million at 6.625% on October 1, 1997. The proceeds from the refunding bonds were invested in temporary cash investments and were held in trust until the old bonds were called.

     In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of September 30, 1997, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1997 and 1996, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $23.8 million and $42.6 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. On September 25, 1997, the Company issued an additional 1,011,400 shares of NUI common stock. The net proceeds from the offering totaled $22.6 million and were used to reduce outstanding short-term debt incurred to finance the Company's acquisition of a 49% interest in TIC and for other general corporate purposes.

     On May 20, 1996, the Company issued an additional 1.8 million shares of NUI common stock. The net proceeds from the offering totaled $31.1 million and were used to reduce outstanding debt.

     The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to approximately $5.7 million, $0.3 million and $1.0 million in fiscal 1997, 1996 and 1995, respectively, and were used primarily to reduce outstanding short-term debt. The increase in proceeds received in fiscal 1997 reflects that the plans commenced purchasing shares directly from the Company in October 1996. Effective in December 1994, these plans commenced purchasing shares on the open market to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

     Dividends. On November 6, 1997, the Company increased its quarterly dividend to $0.245 per share of common stock. The previous quarterly rate was $0.235 per share of common stock.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $37 million of cash dividends at September 30, 1997.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $52.3 million in fiscal 1997, $37.1 million in fiscal 1996 and $37.9 million in fiscal 1995. The increase in fiscal 1997 was primarily the result of planned capital investment related to providing gas or transportation service to new customers, which is mainly occurring in the Company's Southern Division, and to the Company's investment in new information technology designed to enhance productivity in the long term. The Company's capital expenditures are expected to be approximately $60 million in fiscal 1998.

     The Company owns or previously owned six former manufactured gas plant
     (MGP) sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $24 million and be incurred during a future period of time that may range up to fifty years. Of this $24 million in possible future expenditures, approximately $12 million relates to the Northern Division MGP sites and approximately $12 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. The Company is able to recover actual MGP expenses over a rolling seven-year period through its MGP Remediation Adjustment Clause (RAC). The NJBPU approved the Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company submitted a second RAC rate filing to the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. Approval by the NJBPU on this second RAC rate filing is expected in early 1998. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters see Note 11 of the Notes to the Consolidated Financial Statements.

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

     The Company prepaid $54.6 million of its Gas Facilities Revenue Bonds in October 1997 with proceeds received from a new bond issuance (see "Financing Activities and Resources- Long-Term Debt and Funds for Construction Held by Trustee"). No other long-term debt is scheduled to be repaid over the next five years.

     Purchase of Interest in TIC Enterprises, LLC

     On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC, a newly formed limited liability company, for a purchase price of $22 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. Under the terms of an LLC Interest Purchase Agreement (the "Agreement"), the limited liability company will continue the business previously conducted by TIC Enterprises, Inc. The Agreement also includes a provision for an additional incentive payment up to a maximum of $5.2 million if TIC's calendar 1997 earnings, before interest and taxes, exceed $5 million. As of September 30, 1997, the Company has recorded a reserve of approximately $2.2 million for the additional incentive payment. In addition, NUI has the option, during the period beginning April 1, 2001 (subject to a one-year extension by the seller), to purchase the remaining 51% interest in TIC.

     TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses, including the Company's subsidiary, NUI Energy, Inc. The excess of the purchase price over the Company's share of the underlying equity in net assets of TIC is estimated on a preliminary basis to be approximately $22 million, including the reserve for the additional incentive payment, and is being amortized on a straight line basis over a 15-year period.

     Competition and Outlook

     The Company believes that in order to successfully compete in the deregulated energy markets, it must be able to provide customers with a broad array of energy and other products and services. In addition to the transportation and sale of gas, such energy products and services may include sales and management of electricity and other energy commodities, energy efficiency and information services, and new energy technology. The Company may also offer additional non-energy products and services if such offerings are consistent with the Company's business plan.

     Not all of the products and services described above are currently provided by the Company. Therefore, the Company intends to acquire the skills and capabilities to provide some or all of them through various means, including acquisitions of companies, hiring of experienced employees, and alliances, partnerships and joint ventures. All of such products and services would likely be offered through the coordinated marketing efforts of the Company.

     One vehicle the Company will use to offer products and services is the sales force of TIC Enterprises, LLC (see "Purchase of Interest in TIC Enterprises, LLC"). TIC's sales force of more than 400 sales representatives gives NUI access to business customers across 40 states. Also, TIC has existing sales partnerships with several major companies, allowing NUI to offer a wide range of telecommunications services and office equipment in addition to energy. TIC will also be an asset to NUI in the formation of partnerships with other energy companies trying to find ways to gain access to customers and new products in the newly deregulated energy markets.

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

     The Company has substantial growth opportunities in its distribution business. Capital investments for the entire Company are expected to increase to an estimated $60 million in fiscal 1998 from $52 million in fiscal 1997, in large part to take advantage of these growth opportunities. Almost half of the planned capital investment in fiscal 1997 is related to providing gas or transportation service to new customers. While the Company is confident that these fiscal 1997 investments will earn a return in excess of its cost of capital, there can be no assurance that the expected margins from each capital investment will be fully realized.

     The natural gas distribution industry is undergoing significant changes. The sale of gas by utility companies to commercial and industrial customers has been "unbundled", or separated from the transportation service component, by several state regulatory commissions, including the NJBPU. In these states, while the sale of the gas commodity to commercial and industrial customers is now fully competitive, the transportation service remains regulated as to price and returns and subject to various restrictions and franchise protections. It is anticipated that additional states will unbundle these services for commercial and industrial customers and that, in the near term, some states will begin to unbundle these services for residential customers as well.

     The FPSC has approved the Company's proposal to unbundle gas service to certain small commercial customers, in a manner similar to that currently in place in the Company's New Jersey service territory.

     Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, the Company is financially indifferent as to whether it transports gas or sells gas and transportation together. Unbundling provides the Company with an opportunity to make additional margins through its unregulated marketing subsidiary, NUI Energy, Inc., by competing with other unregulated marketers and brokers for sales of gas.

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

     Customer Services

     The Customer Services unit provides repair and maintenance for customer-owned gas facilities and appliances, and collects energy usage data for billing purposes. The Company's strategy for its Customer Services unit is to provide additional services that customers value, to charge prices that fully reflect the quality of those services to its customers, and improve the quality and timeliness of service.

     The Company intends to implement several measures, including the use of new metering and communications technology, to improve the response time to customer service requests and to improve the accuracy and timeliness of billing information.

     The Company has reviewed its rate schedules and has imposed new or increased fees where appropriate for certain customer-initiated services. NUI may request state regulatory agencies to approve other service fee increases, thereby providing income to offset the cost of providing gas service to its general customer base.

     Energy Sales and Services

     The Company's primary operations in Energy Sales and Services are composed of three business lines. First, in fiscal 1995 the Company formed NUI Energy, Inc. (Energy) to market gas service to unbundled retail commercial and industrial customers. The margins from Energy in fiscal 1997 were approximately $2.4 million, up from $1.1 million in fiscal 1996, but the expenses related to this start-up operation resulted in a slight loss for the year. Energy is expected to be profitable in fiscal 1998.

     The second business line of Energy Sales and Services is wholesale sales and brokering of energy, primarily to utilities and energy marketing companies. The Company formed NUI Energy Brokers, Inc. (Energy Brokers) in fiscal 1996 to perform such activities. Energy Brokers also is the provider of energy to the Company's retail marketing subsidiary, Energy. Energy Brokers generated margins of approximately $3.5 million in fiscal 1997, compared with $1.6 million in fiscal 1996. The Company minimizes its risks in this business by limiting its financial and physical positions at any one time. As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. Therefore, the earnings from Energy Brokers are likely to be more volatile than the Company's distribution business.

     The third business line within Energy Sales and Services is in "off-system sales", or the use of utility-owned gas assets to make sales to customers outside of NUI's service areas. Such assets include pipeline capacity and gas storage facilities. These assets are managed separately from non-utility assets, and their use is monitored and regulated by state regulatory commissions. Pursuant to regulatory agreements in some states in which the Company operates, the Company is able to retain a portion of the margins from these sales in varying percentages depending on the state in which the assets are owned. The Company's share of margins from off-system sales were approximately $0.8 million in fiscal 1997, unchanged from fiscal 1996.

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

     Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements of the Company as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1997, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

     Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 23, 1997.

     Item 11. Executive Compensation

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 23, 1997.

     Item 12. Security Ownership of Certain Beneficial Owners and
     Management

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 23, 1997.

     Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 23, 1997.


                                  PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K

     (a) (1) Consolidated financial statements of the Company as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997 and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1997 are included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

          (2) The applicable financial statement schedule for the fiscal years 1997, 1996 and 1995 is included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

          (3) Exhibits:
     Exhibit      Description                   Reference
     No.
     2(i)         Letter Agreement, dated June  Incorporated by
                  29, 1993, by and between NUI  reference to Exhibit
                  Corporation and Pennsylvania  2(i) to Registration
                  & Southern Gas Company        Statement No. 33-
                                                50561

     2(ii)        Agreement and Plan of         Incorporated by
                  Merger, dated as of July 27,  reference to Exhibit
                  1993, by and between NUI      2(ii) to
                  Corporation and Pennsylvania  Registration
                  & Southern Gas Company        Statement No. 33-
                                                50561

     3(i)         Certificate of                Incorporated by
                  Incorporation, amended and    reference to Exhibit
                  restated as of December 1,    3(i) of NUI's Form
                  1995                          10-K Report for
                                                Fiscal 1995

     3(ii)        By-Laws, amended and          Filed herewith.
                  restated as of
                  September 23, 1997

     4(i)         Rights Agreement between NUI  Incorporated by
                  Corporation and Mellon        reference to NUI's
                  Securities Trust Company      Form 8-K dated
                  dated November 28, 1995       December 1, 1995

     10(i)        Service Agreement by and      Incorporated by
                  between Transcontinental Gas  reference to Exhibit
                  Pipe Line Corporation and     10(i) to
                  Elizabethtown Gas Company     Registration
                  ("EGC"), dated February 1,    Statement No.33-
                  1992  (#3686)                 50561

     10(ii)       Service Agreement under Rate  Filed herewith.
                  Schedule GSS by and between
                  Transcontinental Gas Pipe
                  Line Corporation and EGC,
                  dated July 1, 1996

     10(iii)      Service Agreement under Rate  Incorporated by
                  Schedule LG-A by and between  reference to Exhibit
                  Transcontinental Gas Pipe     10(iii) to
                  Line Corporation and EGC,     Registration
                  dated January 12, 1971        Statement No.  33-
                                                50561

     10(iv)       Service Agreement by and      Incorporated by
                  between Transcontinental Gas  reference to Exhibit
                  Pipe Line Corporation and     10(iv) of NUI's Form
                  EGC, dated November 1, 1995   10-K Report for
                  (Contract #1.1997)            Fiscal 1996

     10(v)        Service Agreement by and      Incorporated by
                  between Transcontinental Gas  reference to Exhibit
                  Pipe Line Corporation and     10(v) of NUI's Form
                  EGC, dated November 1, 1995   10-K Report for
                  (Contract #1.1995)            Fiscal 1996

     10(vi)       Firm Gas Transportation       Incorporated by
                  Agreement by and among        reference to Exhibit
                  Transcontinental Gas Pipe     10(vi) to
                  Line Corporation, EGC and     Registration
                  National Fuel Gas Supply      Statement No. 33-
                  Corporation, dated            50561
                  November 1, 1984

     10(vii)      Service Agreement by and      Incorporated by
                  among Transcontinental Gas    reference to Exhibit
                  Pipe Line Corporation and     10(vii) of NUI's
                  EGC, dated November 1, 1995   Form 10-K Report for
                  (Contract #1.1998)            Fiscal 1996

     10(viii)     Service Agreement for Rate    Incorporated by
                  Schedule CDS by and between   reference to Exhibit
                  Texas Eastern Transmission    10(viii) to NUI's
                  Corporation and EGC, dated    Form 10-K Report for
                  December 1, 1993 (Contract    Fiscal 1994
                  #800361)

     10(ix)       Service Agreement under Rate  Incorporated by
                  Schedule FTS-7 by and         reference to Exhibit
                  between Texas Eastern         10(ix) to NUI's Form
                  Transmission Corporation and  10-K Report for
                  EGC, dated October 25, 1994   Fiscal 1994
                  (Contract #331720)

     10(x)        Service Agreement for Rate    Filed herewith.
                  Schedule FTS-5 by and
                  between Texas Eastern
                  Transmission Corporation and
                  EGC, dated March 18, 1996
                  (Contract #331501)

     10(xi)       Service Agreement under Rate  Incorporated by
                  Schedule FTS-8 by and         reference to Exhibit
                  between Texas Eastern         10(xi) to NUI's Form
                  Transmission Corporation and  10-K Report for
                  EGC, dated June 28, 1994      Fiscal 1994
                  (Contract #331013)

     10(xii)      Firm Transportation Service   Filed herewith.
                  Agreement under FTS-2 Rate
                  Schedule by and between City
                  Gas and Florida Gas
                  Transmission, dated August
                  12, 1993

     10(xiii)     Service Agreement for Rate    Incorporated by
                  Schedule FTS-2 by and         reference to Exhibit
                  between Texas Eastern         10(xiii) to
                  Transmission Corporation and  Registration
                  EGC, dated June 1, 1993       Statement No. 33-
                  (Contract #330788)            50561

     10(xiv)      Service Agreement under NTS   Incorporated by
                  Rate Schedule by and between  reference to Exhibit
                  Columbia Gas Transmission     10(xiv) to NUI's
                  Corporation and EGC, dated    Form 10-K Report for
                  November 1, 1993 (Contract    Fiscal 1993
                  #39275)

     10(xv)       Service Agreement under SST   Incorporated by
                  Rate Schedule by and between  reference to Exhibit
                  Columbia Gas Transmission     10(xv) to NUI's Form
                  Corporation and EGC, dated    10-K Report for
                  November 1, 1993 (Contract    Fiscal 1993
                  #38045)

     10(xvi)      Service Agreement under FTS   Incorporated by
                  Rate Schedule by and between  reference to Exhibit
                  Columbia Gas Transmission     10(xvi) to NUI's
                  Corporation and EGC, dated    Form 10-K Report for
                  November 1, 1993 (Contract    Fiscal 1993
                  #37882)

     10(xvii)     Gas Transportation Agreement  Incorporated by
                  under FT-G Rate Schedule by   reference to Exhibit
                  and between Tennessee Gas     10(xvii) to NUI's
                  Pipeline Company and EGC      Form 10-K Report for
                  (Contract #597), dated        Fiscal 1993
                  September 1, 1993

     10(xviii)    Gas Transportation Agreement  Incorporated by
                  under FT-G Rate Schedule by   reference to Exhibit
                  and between Tennessee Gas     10(xviii) to NUI's
                  Pipeline Company and EGC      Form 10-K Report for
                  (Contract #603), dated        Fiscal 1993
                  September 1, 1993

     10(xix)      Service Agreement by and      Incorporated by
                  between Transcontinental Gas  reference to Exhibit
                  Pipe Line Company and EGC,    10(xix) of NUI's
                  dated November 1, 1995        Form 10-K Report for
                  (Contract #3832)              Fiscal 1996

     10(xx)       Firm Transportation Service   Incorporated by
                  Agreement under FTS-1 Rate    reference to Exhibit
                  Schedule by and between City  10(xx) of NUI's Form
                  Gas and Florida Gas           10-K Report for
                  Transmission dated October    Fiscal 1993
                  1, 1993 (Contract # 5034)

     10(xxi)      Lease Agreement between EGC   Incorporated by
                  and Liberty Hall Joint        reference to Exhibit
                  Venture, dated August 17,     10(vi) of EGC's Form
                  1987                          10-K Report for
                                                Fiscal 1987

     10(xxii)     1988 Stock Plan               Incorporated by
                                                reference to Exhibit
                                                10(viii) to
                                                Registration
                                                Statement No. 33-
                                                21525

     10(xxii)     First Amendment to 1988       Incorporated by
                  Stock Plan                    reference to Exhibit
                                                10(xxxiii) to
                                                Registration
                                                Statement No. 33-
                                                46162

     10(xxiii)    Form of Termination of        Incorporated by
                  Employment and Change in      reference to Exhibit
                  Control Agreements            10(xxiii) of NUI's
                                                Form 10-K Report for
                                                Fiscal 1995

     10(xxiv)     Firm Transportation Service   Incorporated by
                  Agreement under FTS-2 Rate    reference to Exhibit
                  Schedule by and between City  10(xxiv) of NUI's
                  Gas and Florida Gas           Form 10-K Report for
                  Transmission, dated December  Fiscal 1994
                  12, 1991 and Amendment dated
                  November 12, 1993 (Contract
                  #3608)

     10(xxv) Service Agreement under Rate Incorporated by Schedule LG-A by and between reference to Exhibit
                  Transcontinental Gas          10(xxv) of NUI's
                  Pipeline and North Carolina   Form 10-K Report for
                  Gas Service Division of       Fiscal 1994
                  Pennsylvania & Southern Gas
                  Company, dated August 5,
                  1971

     10(xxvi)     Service Agreement under Rate  Filed herewith.
                  Schedule GSS by and between
                  Transcontinental Gas
                  Pipeline and North Carolina
                  Gas Service, dated July 1,
                  1996

     10(xxvii)    1996 Employee Stock Purchase  Incorporated by
                  Plan                          reference to Exhibit
                                                10(xxvii) of NUI's
                                                Form 10-K Report for
                                                Fiscal 1996

     10(xxviii)   Service Agreement under Rate  Incorporated by
                  Schedule FT by and between    reference to Exhibit
                  Transcontinental Gas          10(xxviii) of NUI's
                  Pipeline and North Carolina   Form 10-K Report for
                  Gas Service Division of       Fiscal 1994
                  Pennsylvania & Southern Gas
                  Company, dated February 1,
                  1992 (Contract # 0.3922)

     10(xxix)     1996 Directors Stock          Incorporated by
                  Purchase Plan                 reference to Exhibit
                                                10(xxix) of NUI's
                                                Form 10-K Report for
                                                Fiscal 1996

     10(xxx)      Gas Storage Contract under    Incorporated by
                  Rate Schedule FS by and       reference to Exhibit
                  between Tennessee Gas         10(xxx) of NUI's
                  Pipeline Company and          Form 10-K Report for
                  Pennsylvania & Southern Gas   Fiscal 1994
                  Company, dated September 1,
                  1993 (Contract #2277)

     10(xxxi)     Gas Transportation Agreement  Incorporated by
                  under Rate Schedule FT-A by   reference to Exhibit
                  and between Tennessee Gas     10(xxxi) of NUI's
                  Pipeline Co. and              Form 10-K Report for
                  Pennsylvania & Southern Gas   Fiscal 1994
                  Company, dated September 1,
                  1993 (Contract #935)

     10(xxxii)    Gas Transportation Agreement  Incorporated by
                  under Rate Schedule FT-A by   reference to Exhibit
                  and between Tennessee Gas     10(xxxii) of NUI's
                  Pipeline Co. and              Form 10-K Report for
                  Pennsylvania & Southern Gas   Fiscal 1994
                  Company, dated September 1,
                  1993 (Contract #936)

     10(xxxiii)   Gas Transportation Agreement  Incorporated by
                  under Rate Schedule FT-A by   reference to Exhibit
                  and between Tennessee Gas     10(xxxiii) of NUI's
                  Pipeline Co. and              Form 10-K Report for
                  Pennsylvania & Southern Gas   Fiscal 1994
                  Company, dated September 1,
                  1993 (Contract #959)

     10(xxxiv)    Gas Transportation Agreement  Incorporated by
                  under Rate Schedule FT-A by   reference to Exhibit
                  and between Tennessee Gas     10(xxxiv) of NUI's
                  Pipeline Co. and              Form 10-K Report for
                  Pennsylvania & Southern Gas   Fiscal 1994
                  Company, dated September 1,
                  1993 (Contract #2157)

     10(xxxv)     Employment Agreement, dated   Incorporated by
                  as of July 29, 1988, between  reference to Exhibit
                  NUI Corporation and Jack      10(xxxv) of NUI's
                  Langer                        Form
                                                10-K Report for
                                                Fiscal 1994

     10(xxxvi)    Service Agreement for Rate    Incorporated by
                  Schedule FT by and            reference to Exhibit
                  between Transcontinental Gas  10(xxxvi) of NUI's
                  Pipe Line Corporation and     Form 10-K Report for
                  EGC (Contract #1.0431) dated  Fiscal 1995
                  April 1, 1995

     10(xxxvii)   Service Agreement for Rate    Incorporated by
                  Schedule FT by and            reference to Exhibit
                  between Transcontinental Gas  10(xxxvii) of NUI's
                  Pipe Line Corporation and     Form 10-K Report for
                  EGC (Contract #1.0445) dated  Fiscal 1995
                  April 1, 1995

     10(xxxviii)  Service Agreement for Rate    Incorporated by
                  Schedule SS-1 by and between  reference to Exhibit
                  Texas Eastern Transmission    10(xxxviii) of NUI's
                  Corporation and EGC           Form 10-K Report for
                  (Contract (#400196) dated     Fiscal 1995
                  September 23, 1994

     10(xxxix)    Gas Storage Agreement under   Incorporated by
                  Rate Schedule FS by and       reference to Exhibit
                  between Tennessee Gas         10(xxxix) of NUI's
                  Pipeline Company and EGC      Form 10-K Report for
                  (Contract #8703) dated        Fiscal 1995
                  November 1, 1994

     10(xl)       Consulting Agreement, dated   Incorporated by
                  as of March 24, 1995,         reference to Exhibit
                  between NUI Corporation and   10(xl) of NUI's Form
                  John Kean                     10-K Report for
                                                Fiscal 1995

     10(xli)      Form of Deferred              Incorporated by
                  Compensation Agreement        reference to Exhibit
                                                10(xli) ) of NUI's
                                                Form 10-K Report for
                                                Fiscal 1995

     10(xlii)     1996 Stock Option and Stock   Incorporated by
                  Award Plan                    reference to Exhibit
                                                10(xlii) of NUI's
                                                Form 10-K Report for
                                                Fiscal 1996

     10(xliii)    Service Agreement under Rate  Filed herewith
                  Schedule FT by and between
                  Elkton Gas and Eastern Shore
                  Natural Gas Company, dated
                  as of November 1, 1997
                  (Contract #010003)

     10(xliv)     Service Agreement under Rate  Filed herewith
                  Schedule FT by and between
                  Elkton Gas and Eastern Shore
                  Natural Gas Company, dated
                  as of November 1, 1997
                  (Contract #010011)

     10(xlv)      Service Agreement under Rate  Filed herewith
                  Schedule FT by and between
                  Elkton Gas and Eastern Shore
                  Natural Gas Company, dated
                  as of November 1, 1997
                  (Contract #010012)

     10(xlvi)     Service Agreement under Rate  Filed herewith
                  Schedule FT by and between
                  Elkton Gas and Eastern Shore
                  Natural Gas Company, dated
                  as of November 1, 1997
                  (Contract #010013)

     10(xlvii)    Service Agreement under Rate  Filed herewith
                  Schedule FT by and between
                  Elkton Gas and Eastern Shore
                  Natural Gas Company, dated
                  as of November 1, 1997
                  (Contract #020003)

     10(xlviii)   Service Agreement under Rate  Filed herewith
                  Schedule FT by and between
                  Elkton Gas and Eastern Shore
                  Natural Gas Company, dated
                  as of November 1, 1997
                  (Contract #020005)

     12           Consolidated Ratio of         Filed herewith
                  Earnings to Fixed Charges

     21           Subsidiaries of NUI           Filed herewith
                  Corporation

     23           Consent of Independent        Filed herewith
                  Public Accountants

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

     The Company is a party to various agreements with respect to longterm indebtedness to which the total amount of indebtedness authorized under each agreement, respectively, does not exceed 10% of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish to the Securities and Exchange Commission copies of such agreements upon request.

     (b)  Reports on Form 8-K:

          None


                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     Consolidated Financial Statements of NUI Corporation and Subsidiaries:

          Report of Independent Public Accountants.............F-2

          Consolidated Financial Statements as of
          September 30, 1997 and 1996 and for each
          of the Three Years in the Period
          Ended September 30, 1997.............................F-3

          Unaudited Quarterly Financial Data for
          the Two-Year Period Ended September 30, 1997
          (Note 12 of the Notes to the Company's Consolidated
          Financial Statements)...............................F-18

     Financial Statement Schedule of NUI Corporation and Subsidiaries:

          Report of Independent Public Accountants.............F-2

          Schedule II _ Valuation and Qualifying Accounts
          for each of the Three Years in the
          Period Ended September 30, 1997.....................F-20


     All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To NUI Corporation:

     We have audited the accompanying consolidated balance sheet and statement of consolidated capitalization of NUI Corporation (a New Jersey corporation) and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, cash flows and shareholders' equity, for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NUI Corporation and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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




                                     ARTHUR ANDERSEN LLP

     New York, New York
     November 6, 1997



                        NUI Corporation and Subsidiaries
                        Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)


                                              Years Ended September 30,
                                                1997       1996      1995
      Operating Margins
        Operating revenues                  $608,596    $469,499   $376,884
        Less- Purchased gas and fuel         401,923     268,123    189,510
              Gross receipts and
               franchise taxes                33,598      36,624     33,669
                                             -------     -------    -------
                                             173,075     164,752    153,705
                                             -------     -------    -------
      Other Operating Expenses
        Operations and maintenance            95,276      94,350     90,962
        Depreciation and amortization         23,032      21,289     19,750
        Restructuring and other non-
          recurring charges                       --          --      8,591
        Other taxes                            9,189       8,433      7,657
        Income taxes                           9,293       7,807      2,886
                                             -------     -------    -------
                                             136,790     131,879    129,846
                                             -------     -------    -------
      Operating Income                        36,285      32,873     23,859
                                             -------     -------    -------
      Other Income and Expense, Net

        Equity in Earnings of TIC
          Enterprises, LLC, net                1,334          --         --
        Other                                  2,180         897        679
        Income taxes                          (1,230)       (337)      (240)
                                             -------     -------    -------
                                               2,284         560        439
                                             -------     -------    -------
      Interest Expense                        18,920      18,537     18,781
                                             -------     -------    -------
      Net Income                             $19,649     $14,896    $ 5,517
                                             =======     =======    =======
      Net Income Per Share of Common
         Stock                               $  1.75     $  1.52    $   .60
                                             =======     =======    =======
      Dividends Per Share of Common
         Stock                               $   .94     $   .90    $   .90
                                             =======     =======    =======
      Weighted Average Number of Shares
        of Common Stock Outstanding        11,253,513  9,819,431  9,152,837
                                           ==========   ========= =========

            See the notes to the consolidated financial statements.

                     NUI Corporation and Subsidiaries
                        Consolidated Balance Sheet
                          (Dollars in thousands)
                                                    September 30,
                                                   1997        1996
     ASSETS
     Utility Plant
       Utility plant, at original cost            $680,391    $631,194
       Accumulated      depreciation       and    (218,895)   (200,456)
     amortization
       Unamortized      plant      acquisition      32,327      33,572
     adjustments, net
                                                   -------     -------
                                                   493,823     464,310
                                                   -------     -------
     Funds for Construction Held by Trustee         27,648      44,652
                                                   -------     -------
     Investment in TIC Enterprises, LLC             26,069          --
                                                   -------     -------
     Investments in Marketable  Securities, at       2,570       4,417
     market
                                                   -------     -------
     Current Assets
       Cash and cash equivalents                    58,793       3,736
       Accounts receivable (less allowance for
     doubtful                                       64,499      43,589
         accounts of $2,318 in 1997 and $2,288
     in 1996)
       Fuel inventories, at average cost            31,068      29,191
       Unrecovered purchased gas costs               9,602       6,987
       Prepayments and other                        24,787      18,542
                                                   -------     -------
                                                   188,749     102,045
     Other Assets                                  -------     -------
       Regulatory assets                            54,607      52,439
       Deferred assets                              10,199       9,799
                                                   -------     -------
                                                    64,806      62,238
                                                   -------     -------
                                                  $803,665    $677,662
                                                   =======     =======
     CAPITALIZATION AND LIABILITIES
     Capitalization     (See      accompanying
     statements)
       Common shareholders' equity                $218,291    $179,107
       Preferred stock                                  --          --
       Long-term debt                              229,069     230,100
                                                   -------     -------
                                                   447,360     409,207
                                                   -------     -------
     Capital Lease Obligations                       9,679      10,503
                                                   -------     -------
     Current Liabilities
       Notes payable to banks                       54,428      54,895
       Current portion of long-term debt            54,600         950
       Current portion of capital lease
         obligations                                 1,587       1,596
       Accounts payable, customer deposits and
        accrued liabilities                         96,655      66,372

       Federal income and other taxes                4,049       2,947
                                                   -------     -------
                                                   211,319     126,760
                                                   -------     -------
     Other Liabilities
       Deferred Federal income taxes                62,391      59,328
       Unamortized investment tax credits            6,171       6,635
       Environmental remediation reserve            33,981      33,981
       Regulatory and other liabilities             32,764      31,248
                                                   -------     -------
                                                   135,307     131,192
                                                   -------     -------
                                                  $803,665    $677,662
                                                   =======     =======


             See the notes to the consolidated financial statements

                     NUI Corporation and Subsidiaries
                   Consolidated Statement of Cash Flows
                          (Dollars in thousands)

                                             Years Ended September 30,
                                                1997     1996      1995

     Operating Activities
     Net Income                               $19,649   $14,896   $5,517
     Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation and amortization          24,040    22,315   20,932
        Deferred Federal income taxes           3,246     7,569    2,005
        Non-cash portion of restructuring
          and other non-recurring charges          --        --    4,913
        Amortization of deferred
          investment tax credits                 (464)     (467)    (468)
        Other                                   1,020     4,617    4,626
        Effects of changes in:
          Accounts receivable, net            (20,911)  (13,371)   7,923
          Fuel inventories                     (1,877)   (1,562)     987
          Accounts payable, deposits
            and accruals                       28,133     8,310    7,775
          Over (under) recovered
            purchased gas costs                (2,614)  (11,882)   2,949
          Other                                (9,707)   (7,895)  (9,240)
                                               ------    ------   ------
     Net cash provided by operating
        activities                             40,515    22,530   47,919
                                               ------    ------   ------
     Financing Activities
     Proceeds from sales of common stock,
       net of treasury stock purchased         28,204    31,371      577
     Dividends to shareholders                (10,575)   (8,700)  (8,296)
     Proceeds from issuance of long-term
       debt                                    53,569    39,000   70,000
     Funds for construction held by
       trustee, net                            18,784   (29,049)  10,125
     Repayments of long-term debt                (950)  (30,138)  (9,902)
     Principal payments under capital
       lease obligations                       (1,730)   (1,829)  (1,844)
     Net short-term borrowings (repayments)      (467)   16,960  (72,190)
                                               ------    ------   ------
       Net cash provided by (used for)
         financing activities                  86,835    17,615  (11,530)
                                               ------    ------   ------
     Investing Activities
     Cash expenditures for utility plant      (51,366)  (37,053) (37,976)
     Investment in TIC Enterprises, LLC       (22,584)       --       --
     Other                                      1,657    (2,957)    (449)
                                               ------    ------   ------
       Net cash (used for) investing
         activities                           (72,293)  (40,010) (38,425)
                                               ------    ------   ------
     Net Increase (Decrease) in Cash
       and Cash Equivalents                   $55,057   $   135  $(2,036)
                                               ======    ======   ======
     Cash and Cash Equivalents
     At beginning of period                   $ 3,736   $ 3,601  $ 5,637
     At end of period                         $58,793   $ 3,736  $ 3,601

     Supplemental Disclosures of
       Cash Flows
     Income taxes paid (refunds
       received), net                         $ 5,008   $ 2,612  $(1,129)
     Interest paid                            $19,760   $18,654  $17,436


             See the notes to the consolidated financial statements

                      NUI Corporation and Subsidiaries
                  Consolidated Statement of Capitalization
                           (Dollars in thousands)

                                                       September 30,
                                                     1997       1996
     Long-Term Debt
     Gas facilities revenue bonds
        6.625% due October 1, 2021                 $ 8,400    $ 8,400
        6.75% due October 1, 2021                   46,200     46,200
        6.35% due October 1, 2022                   46,500     46,500
        6.40% due October 1, 2024*                  20,000     20,000
        Variable rate due June 1, 2026*             39,000     39,000
        5.70% due June 1, 2032                      54,600         --
     Medium-term notes
        7.125% due August 1, 2002                   20,000     20,000
        8.35% due February 1, 2005                  50,000     50,000
     ESOP indebtedness, 6% due May 31, 2002             --        950
                                                   -------    -------
                                                   284,700    231,050
     Current portion of long-term debt             (54,600)     (950)
     Unamortized debt discount                     (1,031)        --
                                                   -------    -------
                                                   229,069    230,100
                                                   -------    -------
     Preferred Stock, 5,000,000 shares
     authorized; none issued                            --         --

     Common Shareholders' Equity
     Common Stock, no par value; shares
       authorized: 30,000,000;shares
       outstanding: 12,428,952 in 1997
       and 11,085,876 in 1996                     201,549    171,968
     Shares held in treasury: 98,475
       shares in 1997 and 92,731 shares
       in 1996                                     (1,615)    (1,564)
     Retained earnings                              19,260     10,117
     Valuation of marketable securities                120        389
     Unearned employee compensation                 (1,023)    (1,803)
                                                    -------    -------
                                                    218,291    179,107
                                                    -------    -------
     Total Capitalization                          $447,360   $409,207
                                                    =======    =======

     * The total unexpended portions of the net proceeds from these bonds, amounting to $23.8 million and $42.6 million as of September 30, 1997 and September 30, 1996, respectively, are carried on the Company's consolidated balance sheet as funds for construction held by trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.

             See the notes to the consolidated financial statements

                        NUI Corporation and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                             (Dollars in thousands)


                               Common Stock
                      ------------------------------               Unrealized
                                                                   Gain(Loss)-  Unearned
                        Shares     Paid-in    Held in    Retained  Marketale    Employee
                      Outstanding   Amount    Treasury   Earnings  Securities   Compensation  Total



  Balance,
  September 30, 1994   9,157,095  $138,082    $  (797)   $ 6,700      $ --      $ (1,217)    $142,768
  Common stock
    issued*               74,499     1,045                                                      1,045
  Treasury stock
    purchased            (30,357)                (468)                                           (468)
  Net income                                               5,517                                5,517
  Cash dividends                                          (8,296)                              (8,296)
  Unrealized gain                                                        232                      232
  ESOPtransactions                     (34)                                          148          114
                       ---------    ------     ------     ------     -------      ------       ------
  Balance,
  September 30, 1995   9,201,237  $139,093    $(1,265)   $ 3,921      $  232    $ (1,069)    $140,912
  Common stock
   issued:
    Public offering    1,800,000    31,067                                                     31,067
    Other*                86,973     1,548                                                      1,548
  Treasury stock
   transactions           (2,334)      260       (299)                                            (39)
  Net income                                              14,896                               14,896
  Cash dividends                                          (8,700)                              (8,700)
  Unrealized gain                                                        157                      157
  Unearned
    compensation                                                                    (734)        (734)
                        --------   -------   -------      ------     -------     --------     -------
  Balance,
  September 30, 1996  11,085,876  $171,968   $(1,564)    $10,117     $   389     $(1,803)    $179,107
  Common stock
  issued:
    Public offering    1,011,400    22,610                                                     22,610
    Other*               337,420     6,971                                                      6,971
  Treasury stock
   transactions           (5,744)               (51)                                              (51)
  Net income                                             19,649                                19,649
  Cash dividends                                        (10,575)                              (10,575)
  Unrealized (loss)                                                     (269)                    (269)
  Unearned
   compensation                                                                     (288)        (288)
  ESOP transactions                                          69                    1,068        1,137
                       ---------   -------    ------    -------        -----      ------      -------
  Balance,
  September 30, 1997  12,428,952  $201,549   $(1,615)  $ 19,260        $ 120     $(1,023)    $218,291
                      ==========   =======    ======     ======        =====      ======      =======

     * Represents common stock issued in connection with NUI Direct and various employee benefit plans.

             See the notes to the consolidated financial statements

                     NUI Corporation and Subsidiaries
              Notes to the Consolidated Financial Statements

     1.  Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company is a multi-state energy sales, services and distribution company. Its natural gas utility operations distribute natural gas and provide related customer services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida ("CGF"), North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary ("Energy"); wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary ("Energy Brokers"); customer information systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC ("TIC") (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation.

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

     Utility Plant. Utility plant is stated at its original cost. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying composite average annual rates as approved by the state commissions. The composite average annual depreciation rate was 3% in both fiscal 1997 and fiscal 1996 and 3.2% in fiscal 1995. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. Repairs of all utility plant and replacements and renewals of minor items of property are charged to maintenance expense as incurred.

     The net unamortized plant acquisition adjustments represent the remaining portion of the excess of the purchase price over the book value of net assets acquired. The excess is being amortized on a straight-line basis over thirty years from the date of acquisition. The results of operations of acquired entities have been included in the accompanying consolidated financial statements for the periods subsequent to their acquisition.

     Operating Revenues and Purchased Gas and Fuel Costs. Operating revenues include accrued unbilled revenues through the end of each accounting period. Operating revenues also reflect adjustments attributable to weather normalization clauses that are accrued during the winter heating season and billed or credited to customers in the following year.

     Costs of purchased gas and fuel for the Company's regulated utilities are recognized as expenses in accordance with the purchased gas adjustment clause applicable in each state. Such clauses provide for periodic reconciliations of actual recoverable gas costs and the estimated amounts that have been billed to customers. Under or over recoveries are deferred when they arise and are recovered from or refunded to customers in subsequent periods.

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

     Regulatory Assets and Liabilities. The Company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. The following represents the Company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 1997 and 1996 (in thousands):

                                                 1997     1996
          Regulatory Assets
          Environmental investigation and       $34,217  $33,679
            remediation costs
          Unrecovered gas costs                   7,091    6,730
          Postretirement and other employee      10,041    8,339
            benefits
          Deferred piping allowances              2,512    3,010
          Other                                     746      681
                                                 ------    -----
                                                $54,607  $52,439
                                                 ======   ======
          Regulatory Liabilities



          Net overcollection of income taxes     $5,250   $5,207
          Refunds to customers                    2,442      850
          Other                                     272       88
                                                 ------   ------
                                                 $7,964   $6,145
                                                 ======    =====

     Although the gas distribution industry is becoming increasingly competitive, the Company's utility operations continue to recover their costs through cost-based rates established by the public utility commissions. As a result, the Company believes that the accounting prescribed under SFAS 71 remains appropriate.

     Impairment of Long-Lived Assets. During the current year, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires the Company to review such assets for possible impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have an impact on the results of operations, financial condition or cash flows of the Company.

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

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share. SFAS 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the effect of adopting SFAS No. 128 to have a material effect on its calculation of earnings per share.

     New Accounting Standards In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires disclosures for each business segment that are similar to current requirements, with the addition of quarterly disclosures and more detailed geographic disclosures. The Company is not required to adopt SFAS 131 until fiscal 1999. SFAS 131 relates solely to disclosure provisions, and therefore will not have any effect on the results of operations, financial position and cash flows of the Company.

     2. Purchase of Interest in TIC Enterprises, LLC

     On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC, a newly formed limited liability company (LLC), for a purchase price of $22 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. Under the terms of an LLC Interest Purchase Agreement (the "Agreement"), the limited liability company will continue the business previously conducted by TIC Enterprises, Inc. The Agreement also includes a provision for an additional incentive payment up to a maximum of $5.2 million if TIC's calendar 1997 earnings before interest and taxes, exceed $5 million. As of September 30, 1997, the Company has recorded a reserve of approximately $2.2 million for the additional incentive payment. In addition, NUI has the option, during the period beginning April 1, 2001 (subject to a one-year extension by the seller), to purchase the remaining 51% interest in TIC.

     TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses, including the Company's subsidiary, NUI Energy, Inc. The excess of the purchase price over the Company's share of the underlying equity in net assets of TIC is estimated on a preliminary basis to be approximately $22 million, including the reserve for the additional incentive payment, and is being amortized on a straight line basis over a fifteen year period.

     3.        Restructuring and Other Non-Recurring Charges

     In fiscal 1995, the Company incurred approximately $8.6 million of pre-tax non-recurring charges for, among other things, the implementation of an early retirement program and the consolidation of its Florida and Pennsylvania & Southern Gas Service (PSGS) operations.

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

     Effective April 1, 1995, the Company consolidated its Florida and PSGS divisions to form a new NUI Southern Division. The Southern Division is headquartered in Hialeah, Florida. As a result, PSGS headquarters in Sayre, Pennsylvania were closed effective December 31, 1995. The Company incurred a charge of approximately $2.6 million for severance and other expenses associated with the consolidation of the two divisions.

     In addition, during fiscal 1995, the Company incurred a charge of approximately $0.8 million to write down certain regulatory assets as a result of a November 1994 settlement of the Company's Florida rate case.

     4.Capitalization

     Long-Term Debt. On July 9, 1997, the Company issued $54.6 million of tax exempt Gas Facilities Revenue Refunding Bonds at an interest rate of 5.7%. The bonds mature on June 1, 2032 and were used to refinance previously issued Gas Facilities Revenue Bonds in the aggregate principal amounts and rates of $46.2 million at 6.75% and $8.4 million at 6.625%. The proceeds from the refunding bonds were held in trust until the old bonds were called on October 1, 1997.

     The Company prepaid approximately $1 million of long-term debt, without penalty, associated with its Employee Stock Ownership Plan in January 1997.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1997 and 1996, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $23.8 million and $42.6 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     As of September 30, 1997, the Company is scheduled to repay approximately $54.6 million of long-term debt in fiscal 1998 as noted above. No other long-term debt is scheduled to be repaid over the next five years.

     Preferred Stock. The Company has 5,000,000 shares of authorized but unissued preferred stock. Shares of Series A Junior Participating Preferred Stock have been reserved for possible future issuance in connection with the Company's Shareholder Rights Plan described below.

     Shareholder Rights Plan. In November 1995, the Company's Board of Directors adopted a Shareholder Rights Plan under which shareholders of NUI common stock were issued as a dividend one right to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $50 (Right) for each share of common stock held. The Rights initially attach to the shares of NUI common stock and can be exercised or transferred only if a person or group (an "Acquirer"), with certain exceptions, acquires, or commences a tender offer to acquire beneficial ownership of 15% or more of NUI common stock. Each Right, except those held by the Acquirer, may be used by the non-acquiring shareholders to purchase, at the Right's exercise price, shares of NUI common stock having a market value equivalent to twice the Right's exercise price, thus substantially reducing the Acquirer's ownership percentage.

     The Company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of any such event. All Rights expire on November 27, 2005.

     Common Stock. On September 25, 1997, the Company issued an additional 1,011,400 million shares of NUI common stock. The net proceeds from the offering totaled $22.6 million and were used to reduce outstanding short-term debt incurred to finance the Company's acquisition of a 49% interest in TIC (see Note 2) and other general corporate purposes.

     The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective in December 1994, these plans commenced purchasing shares on the open market to fulfill the plans' requirements rather than purchasing the shares directly from the Company. Under the terms of these plans, the Company may change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa. Effective in October 1996, these plans began purchasing shares directly from the Company to fulfill the plans' requirements.

     At September 30, 1997, shares reserved for issuance under the Company's common stock plans were: NUI Direct, 103,389; Savings and Investment Plan, 195,756; 1996 Stock Option and Stock Award Plan, 137,891; 1996 Employee Stock Purchase Plan, 91,022; and the 1996 Director Stock Purchase Plan, 58,542.


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

     Each non-employee director of the Company earns an annual retainer fee that consists of a grant of shares of NUI common stock which are deferred until their retirement from the Board. During 1997, such retainer fee granted was equivalent to a fair market value of $15,000 on the date of grant. In addition, non-employee directors who also chair committees of the Board receive additional deferred grants with a fair market value of $2,500 on the date of grant. Deferred stock grants are increased on each common stock dividend payment date by an amount equal to the number of shares of NUI common stock which would have been purchased had all deferred stock grants been issued and the dividends reinvested in additional shares.

     Shares granted as long-term compensation for executive officers and key employees amounted to 69,800 in fiscal 1997, 65,113 shares in fiscal 1996 and 17,620 shares in fiscal 1995. As of September 30, 1997, a total of 132,678 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

     Executive officers and key employees are eligible to be granted options for the purchase of NUI common stock at prices equal to the market price per share on the date of grant. The option must be exercised within ten years from the date of grant. Transactions during the last three fiscal years involving stock options were as follows:





                                               Number   Option Price per
                                                 of          Share
                                               Shares
          Options outstanding and
           exercisable at
           September 30, 1994                13,000    $15.77-$17.625

          Fiscal 1995
             Options canceled                (3,200)      $15.77
                                              -----
          Options outstanding and
           exercisable at
           September 30, 1997                 9,800    $15.77-$17.625
                                              =====

     During fiscal 1997, the Company was required to adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock based compensation plans and includes all arrangements by which employees receive shares of stock or other equity instruments of the employer, or by which the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Under SFAS 123, the reporting entity is given the option to either adopt the accounting standards of SFAS 123, or continue to measure compensation cost in accordance with previous guidance and provide proforma disclosure of the effect of adopting SFAS 123. The Company has elected to continue its current accounting treatment in this area. If the Company had adopted provisions of SFAS 123, there would not have been a material effect on the results of operations or financial position.

     Dividend Restrictions. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $37 million of cash dividends at September 30, 1997.

     5. Notes Payable to Banks

     At September 30, 1997, the Company's outstanding notes payable to banks were $54.4 million with a combined weighted average interest rate of 6.3%. Unused lines of credit at September 30, 1997 were approximately $92 million.

     The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $66.0 million at 5.5% in fiscal 1997, $39.9 million at 5.6% in fiscal 1996 and $58.0 million at 5.9% in fiscal 1995.

     6. Leases

     Utility plant held under capital leases amounted to $22.9 million at September 30, 1997 and $23.5 million at September 30, 1996, with related accumulated amortization of $12.5 million and $11.5 million, respectively. These properties consist principally of leasehold improvements and office furniture and fixtures. A summary of future minimum payments for properties held under capital leases follows (in thousands):

               1998                            $ 2,437
               1999                              2,433
               2000                              7,267
               2001                                485
               2002                                346
               2003 and thereafter                 172
                                                ------
               Total future minimum payments    13,140
               Amount representing interest     (1,874)
               Current portion of capital       (1,587)
                lease obligations
                                                ------
                  Capital lease obligations    $9,679
                                               ======

     Minimum payments under noncancelable operating leases, which relate principally to office space, are approximately $4.1 million in fiscal 1998, $3.8 million in fiscal 1999, $3.7 million in fiscal 2000, $3.8 million in fiscal 2001 and $3.9 million in fiscal 2002.

     Rents charged to operations expense were $5.7 million in fiscal 1997 and $5.3 million in both fiscal 1996 and fiscal 1995.

     7.          Financial Instruments

     Derivatives. The Company engages in risk management activities to minimize the risk associated with fluctuating natural gas prices. The Company's unregulated subsidiaries utilize the following financial instruments to provide competitive energy supplies and hedge its retail sales: forward contracts, which commit the Company to purchase or sell natural gas in the future; swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed price and an index price of natural gas; natural gas options, which provide the right, but not the requirement, to buy or sell natural gas at a fixed price; and futures contracts, bought on the New York Mercantile Exchange (NYMEX), to buy or sell natural gas at a fixed price.

     Energy Brokers accounts for its trading and price risk management activities by marking to market its various physical transactions and financial instruments. The values assigned to these transactions reflect quotes from the NYMEX, established pricing models and price volatility factors. The Company manages open positions with strict policies which limit its exposure to market risk and require reporting potential financial exposure to management on a daily basis.

     Margin requirements for natural gas futures contracts are recorded in other current assets. Realized and unrealized gains and losses are recorded in the consolidated statement of income under purchased gas and fuel. At September 30, 1997, Energy Brokers' futures positions consisted of 565 long contracts and 619 short contracts at prices ranging from $2.15 to $3.40 per Mcf, none of which extend beyond August 1998, representing 11,840 MMcf of natural gas. Energy Brokers' options positions consisted of 30 long contracts and 275 short contracts with varying strike prices, none of which extend beyond July 1998. Margin deposits with brokers were approximately $1.2 million at September 30, 1997. In addition, Energy Brokers has forward sales and purchase commitments associated with contracts totaling approximately 50,000 MMcf of natural gas, with terms extending through October 1998. Net realized and unrealized gains on derivative trading for fiscal 1997 was $2.4 million, which has been included in income. During fiscal 1996, Energy Brokers' use of financial instruments was not significant.

     Energy utilizes financial instruments to ensure adequate margins on its retail and industrial sales. Margin requirements for natural gas futures contracts are recorded as other current assets. Unrealized gains and losses on all futures and options contracts are deferred in the consolidated balance sheet as either a current asset or liability. Realized gains and losses on futures, forwards and options contracts are included in the consolidated statement of income under purchased gas and fuel when the underlying gas commodity hedged is purchased and sold to its customers. At September 30, 1997, Energy's futures positions consisted of 362 long contracts and 47 short contracts at prices ranging from $1.98 to $3.18 per Mcf, none of which extend beyond July 1999, representing 4,090 MMcf of natural gas. Energy's options positions consisted of 91 short contracts with varying strike prices, none of which extend beyond September 1998. During fiscal 1996, Energy's use of financial instruments was not significant.

     The Company is exposed to credit risk in the event of default or non-performance by one of its trading partners. The Company maintains credit policies that management believes significantly minimize overall credit risk.

     Other Financial Instruments. As of September 30, 1997 and 1996, the market value of the Company's investments in marketable securities exceeded their cost by approximately $196,000 and $623,000, respectively, which unrealized gain is reflected net of deferred income taxes in the accompanying consolidated balance sheet as a component of shareholders' equity.

     The fair value of the Company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The fair value of the Company's long-term debt exceeded its carrying value by approximately $11 million as of September 30, 1997 and 1996. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.

     8. Consolidated Taxes

     The provision for Federal and State income taxes was comprised of the following (in thousands):




                                        1997    1996      1995
           Currently payable -
             Federal                  $7,205   $  647  $  833
             State                       595      244     356
           Deferred -
             Federal                   3,246    7,569   2,005
             State                       (59)     151     400
           Amortization of investment  ( 464)    (467)   (468)
            tax credits
                                       -----    -----   -----
           Total provision for income $10,523  $8,144  $3,126
                                       ======   =====  =====

     The components of the Company's net deferred Federal tax liability (asset) as of September 30, 1997 and 1996 are as follows (in thousands):

                                               1997     1996
          Depreciation and other utility    $50,620   $47,700
          plant differences
          Plant acquisition adjustments      10,544    11,254
          Alternative minimum tax credit     (3,670)   (2,984)
          Unamortized investment tax credit  (2,144)   (2,306)
          Deferred  charges  and  regulatory
            assets                            8,357     8,864
          Gross receipts and franchise
            taxes                             2,375    2,559
          Other                              (3,691)   (5,759)
                                             ------    ------
                                             $62,391   $59,328
                                              ======    ======

     The alternative minimum tax credit can be carried forward indefinitely to reduce the Company's future tax liability.

     The Company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

                                              1997      1996      1995
       Pre-tax income                       $30,172   $23,040   $ 8,643
       Federal income taxes computed
       at Federal statutory tax rate
       (35% in both fiscal 1997 and
       1996 and 34% in fiscal 1995)          10,560     8,064     3,025
       Increase (reduction) resulting
        from:
         Excess of book over tax              354        360       367
           depreciation
         Amortization of investment tax      (464)      (467)     (468)
           credits
         Federal benefit of state tax        (188)      (138)     (257)
           provision
          Other, net                         (275)       (70)     (297)
                                            ------    ------    ------
       Total provision  for Federal income  9,987      7,749     2,370
       Provision for State income taxes       536        395       756
                                            ------    ------     -----
       Total provision for income taxes     10,523     8,144     3,126
       (Less) provision  included in other
       income and expenses                  (1,230)     (337)     (240)

                                            ------    ------     ------
       Provision for income taxes included
       in operating expenses                $9,293    $7,807     $2,886

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

     The components of pension expense for the Company's plans were as follows (in thousands):

                                     1997      1996      1995
          Service cost             $ 1,849   $ 1,973   $ 2,044
          Interest cost              6,480     6,103     5,290
          Actual return on plan
           assets                  (36,984)  (15,076)  (20,072)
          Net amortization and
           deferral                 26,089    6,653     11,949
          Special termination
           benefits                  1,150       --      4,083
                                     -----    -----      -----
            Pension (credit)
                                   $(1,416) $  (347)    $3,294
                                     =====    =====      =====

     The status of the Company's funded plans as of September 30 was as follows (in thousands):

                                            1997      1996
       Actuarial present value of
       benefit obligations:
            Vested benefits               $73,154   $67,142
            Non-vested benefits             2,791     2,531

                                           ------    ------
       Accumulated benefit obligations     75,945    69,673
       Projected increases in
        compensation levels
                                           11,457    11,725

                                           ------    ------
       Projected benefit obligation        87,402    81,398
       Market value of plan assets        137,290   109,952

                                           ------    ------
       Plan assets in excess of
        projected benefit obligation       49,888    28,554
       Unrecognized net gain              (42,969)  (22,756)
       Unrecognized prior service cost        658       775
       Unrecognized    net    transition   (2,619)   (3,272)
       asset
                                           ------    ------
          Pension prepayment              $ 4,958   $ 3,301
                                           ======    ======

     The projected benefit obligation was calculated using a discount rate of 7.5% in fiscal 1997 and 8% in fiscal 1996 and an assumed annual increase in compensation levels of 4% in both fiscal 1997 and fiscal 1996. The expected long-term rate of return on assets is 9%. The assets of the Company's funded plans are invested primarily in publicly-traded fixed income and equity securities.

     Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $4.3 million as of September 30, 1997 and $2.6 million as of September 30, 1996, and the expense for this plan was approximately $0.6 million in fiscal 1997 and $0.4 million in both fiscal 1996 and fiscal 1995.

     Postretirement Benefits Other Than Pensions. The Company provides certain health care benefits to all retirees receiving benefits under a Company pension plan other than the CGF plan, who reach retirement age while working for the Company.

     The Company accounts for these plans under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), which, among other things, requires companies to accrue the expected cost of providing other postretirement benefits to employees and their beneficiaries during the years that eligible employees render the necessary service. The Company does not currently fund these future benefits.

     The components of postretirement benefit expense other than pensions for the years ended September 30, 1997 and 1996 were as follows (in thousands):

                                                  1997     1996
        Service cost                             $564     $ 600
        Interest cost                           2,123     2,096
        Amortization of transition obligation   1,028     1,028
        Other                                      26       115
                                                -----     -----
        Net postretirement expense             $3,741    $3,839
                                                =====     =====

     The status of the Company's postretirement plans other than pensions as of September 30, 1997 and 1996 was as follows (in thousands):

                                                      1997      1996

      Accumulated postretirement benefit
       obligation:
        Retirees                                   $14,790    $19,905
        Fully eligible active plan participants      2,019      3,095
        Other active plan participants               6,264      6,721

                                                    ------     ------
      Total accumulated postretirement benefit
       obligations                                  23,073     29,721
      Unrecognized transition obligation           (11,270)   (17,475)
      Unrecognized net (loss)                       (1,572)    (4,113)
      Unrecognized prior service cost                   --       (426)
                                                    ------     ------
      Accrued postretirement benefit               $10,231    $ 7,707
      obligation
                                                    ======     ======

     The health care trend rate assumption is 10% in 1998 gradually decreasing to 5.5% for the year 2006 and later. The discount rate used to compute the accumulated postretirement benefit obligation was 7.5% in fiscal 1997 and 8% in fiscal 1996. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated postretirement benefit obligation by approximately $4.1 million and the aggregate annual service and interest costs by approximately $0.5 million.

     The Company has received an order from the North Carolina Utilities Commission to include in rates the amount of postretirement benefit expense other than pensions computed under SFAS 106. The Company has also received an order from the New Jersey Board of Public Utilities (NJBPU) permitting the Northern Division to defer the difference between the amount of postretirement benefits expense other than pensions computed as claims are incurred and the amount computed on the accrual method in accordance with SFAS 106, pending ratemaking treatment that would be considered in a base rate proceeding. The consensus issued in 1993 by the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) permits rate regulated companies to defer such expenses for as long as five years when the ratemaking treatment provides for full recovery within the succeeding fifteen years.

     On January 8, 1997, the NJBPU issued a generic order approving a stipulation that sets forth mechanisms under which New Jersey utilities may recover postretirement benefits expenses other than pensions in accordance with SFAS 106 and the EITF consensus, without being required to file a base rate case. In accordance with that order, the Company filed a request with the NJBPU on August 4, 1997 seeking recovery of these costs by means of a discreet adjustment of base rates. The Company expects NJBPU action on its request in early 1998. The Company will also seek ratemaking treatment consistent with the EITF consensus from the commissions in the other states in which it operates.

     The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefit may have a significant effect on the amount of the reported obligation and the annual deferral and expense.

     10. Business Segment Information

     The Company's operations are organized under three primary lines of business: Distribution, Energy Sales and Services and Customer Services. The Distribution segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's Energy and Energy Brokers subsidiaries, as well as utility off-system sales. The Customer ServiceS segment provides repair and maintenance of customer-owned gas facilities and appliances and collects energy usage data for billing purposes.

     The following table provides information concerning the major segments of the Company for each of the three years ended September 30, 1997. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. Identifiable assets include only those attributable to the operations of each segment.

           (dollars in              1997         1996       1995
           thousands)
           Revenues:
             Distribution        $418,426     $403,100    $360,361
             Energy Sales &       180,111       60,379       8,710
              Services
             Customer Services     12,290       10,722       9,025
             Intersegment
              Revenues             (2,231)      (4,702)     (1,212)
                                   ------       ------      ------
           Total Revenues        $608,596     $469,499    $376,884
                                  =======      =======     =======
           Operating Margins:
             Distribution        $154,119     $150,477    $144,377
             Energy Sales &
           Services                 6,666        3,553         303
             Customer Services     12,290       10,722       9,025
                                  -------      -------     -------
           Total                 $173,075     $164,752    $153,705
                                  =======      =======     =======
           Pre-Tax Operating
           Income:
             Distribution        $42,579      $39,313     $ 27,580
             Energy Sales &
              Services             2,592        1,313          103
             Customer Services     2,840        2,005          975
             Other                (2,433)      (1,951)      (1,913)
                                  ------       ------       ------
           Total                  45,578       40,680       26,745
             Income Taxes          9,293        7,807        2,886
                                  ------       ------       ------
           Total Operating
           Income                $36,285      $32,873     $ 23,859
                                  ======       ======       ======
           Depreciation &
           Amortization:
             Distribution        $18,518      $17,287     $ 16,342
             Energy Sales &
           Services                   50           23            6
             Customer Services     2,031        2,028        2,030
             Other                 2,433        1,951        1,372
                                  ------       ------       ------
           Total Depreciation &
           Amortization          $23,032      $21,289     $ 19,750
                                  ======       ======       ======
           Capital
           Expenditures:
             Distribution        $47,378      $35,437     $ 36,491
             Energy Sales &
              Services               502          315           45
             Customer Services     1,403        1,008        1,100
             Other                 2,996          299          282
                                  ------       ------       ------
           Total Capital
           Expenditures          $52,279      $37,059     $ 37,918
                                  ======       ======       ======
           Identifiable Assets:
             Distribution        $697,889     $645,247    $586,627
             Energy Sales &
              Services             28,638        7,415         517
             Customer Services     15,458       14,958      13,122
             Other                 61,680       10,042       9,899
                                  ------       ------      ------
           Total Identifiable
           Assets                $803,665     $677,662    $610,165
                                  =======      =======     =======

     11. Commitments and Contingencies

     Commitments. Capital expenditures are expected to be approximately $60 million in fiscal 1998.

     Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

     The Company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the Company or by other parties in the past. Coal tar residues are present on the six MGP sites located in the Northern Division. The Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (NJBPU). In 1991, the NJDEP issued an Administrative Consent Order for an MGP site located at South Street in Elizabeth, New Jersey, wherein the Company agreed to conduct a remedial investigation and to design and implement a remediation plan. In 1992 and 1993, the Company entered into a Memorandum of Agreement with the NJDEP for each of the other five Northern Division MGP sites. Pursuant to the terms and conditions of the Administrative Consent Order and the Memoranda of Agreement, the Company is conducting remedial activities at all six sites with oversight from the NJDEP.

     The Company owned ten former MGP facilities, only three of which it currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland (the "Southern Division MGP sites"). The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the "MGP Group"). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are currently or were previously owned by the Company.

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

     The Company's prudently incurred remediation costs for the Northern Division MGP sites have been authorized by the NJBPU to be recoverable in rates. The Company also believes that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of September 30, 1997, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. The Company is able to recover actual MGP expenses over a rolling seven year period through its MGP Remediation Adjustment Clause (RAC). The NJBPU approved the Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company submitted a second RAC rate filing to the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. Approval by the NJBPU on this second RAC rate filing is expected in early 1998. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

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

     12. Unaudited Quarterly Financial Data

     The quarterly financial data presented below reflects the seasonal nature of the Company's operations which normally results in higher earnings during the heating season which is primarily in the first two fiscal quarters (in thousands, except per share amounts):

                                         Fiscal Quarters
                                First     Second     Third      Fourth
     1997:
     Operating Revenues      $151,868    $204,077  $125,175   $127,477
     Operating Income          10,767      19,668     5,074        120
     Net Income (Loss)          6,773      15,313     1,365     (3,802)
     Net Income (Loss) Per
      Share                      0.61        1.37      0.12      (0.33)

     1996:
     Operating Revenues      $124,767    $170,963  $ 95,517   $ 78,252
     Operating Income (Loss)   11,409      19,170     3,340     (1,045)
     Net Income (Loss)          6,446      14,456    (1,003)    (5,002)
     Net Income (Loss) Per
      Share                      0.70        1.58     (0.10)     (0.45)

     Quarterly net income (loss) per share in both fiscal 1997 and fiscal 1996 does not total to the annual amounts due to rounding and to changes in the average common shares outstanding.

     SCHEDULE II

                        NUI Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                       For each of the Three Years in the
                         Period Ended September 30, 1997
                             (Dollars in thousands)
                                            Additions
                                        ---------------------
                            Balance,    Charged to                              Balance,
                            Beginning   Costs and                               End of
          Description       of Period   Expenses        Other      Deductions   Period

   1997
   Allowance for doubtful
    accounts               $2,288        $2,305        $1,088(a)    $3,363(b)   $  2,318
   Environmental
    remediation
     reserve(c)           $33,981            --            --           --      $ 33,981

   1996
   Allowance for doubtful
    accounts              $ 1,689        $3,369        $  863(a)     $3,633(b)  $  2,288
   Environmental
    remediation
    reserve(c)            $33,981            --            --            --     $ 33,981

   1995
   Allowance for doubtful
    accounts              $ 1,368        $2,449         $1,127(a)    $3,255(b)  $  1,689
   Environmental
    remediation
    reserve(c)            $32,181           --          $1,800          --      $ 33,981

     (a) Recoveries

     (b)Uncollectible amounts written off.

     (c)The related cost of the reserve established in fiscal 1991, as well as $5.6 million of fiscal 1994 additions, was recorded as a regulatory asset. The remaining fiscal 1994 additions of $1.9 million and all of fiscal 1995 additions was recorded as an additional utility plant acquisition adjustment. See "Commitments and Contingencies-Environmental Matters", Note 11 of the Notes to the Consolidated Financial Statements.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the day of December

                                       NUI CORPORATION

                                   By: JAMES R. VAN HORN
                                          Vice President, General Counsel
                                          and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     JOHN KEAN, JR.        President, Chief          December 22, 1997
                           Executive Officer and
                           Director (Principal
                           executive officer)

     JOHN KEAN             Chairman and Director     December 22, 1997


     A. MARK ABRAMOVIC     Senior Vice President     December 22, 1997
                           and Chief Financial
                           Officer (Principal
                           financial and accounting
                           officer)

     C. R. CARVER          Director                  December 22, 1997


     DR. VERA KING FARRIS  Director                  December 22, 1997


     JAMES J. FORESE       Director                  December 22, 1997


     BERNARD S. LEE        Director                  December 22, 1997


     R. V. WHISNAND        Director                  December 22, 1997


     JOHN WINTHROP         Director                  December 22, 1997


                             INDEX TO EXHIBITS


     Exhibit             Description
     No.
     3(ii)         By-Laws, amended and restated as of
                   September 23, 1997
     10(ii)        Service Agreement under Rate Schedule GSS by and
                   between Transcontinental Gas Pipe Line
                   Corporation and EGC, dated July 1, 1996
     10(x)         Service Agreement for Rate Schedule FTS-5 by and
                   between Texas Eastern Transmission Corporation
                   and EGC, dated March 18, 1996 (Contract #331501)
     10(xii)       Firm Transportation Service Agreement under FTS-2
                   Rate Schedule by and between City Gas and Florida
                   Gas Transmission, dated August 12, 1993
     10(xxvi)      Service Agreement under Rate Schedule GSS by and
                   between Transcontinental Gas Pipeline and North
                   Carolina Gas Service, dated July 1, 1996
     10(xliii)     Service Agreement under Rate Schedule FT by and
                   between Elkton Gas and Eastern Shore Natural Gas
                   Company, dated as of November 1, 1997 (Contract
                   #010003)
     10(xliv)      Service Agreement under Rate Schedule FT by and
                   between Elkton Gas and Eastern Shore Natural Gas
                   Company, dated as of November 1, 1997 (Contract
                   #010011)
     10(xlv)       Service Agreement under Rate Schedule FT by and
                   between Elkton Gas and Eastern Shore Natural Gas
                   Company, dated as of November 1, 1997 (Contract
                   #010012)
     10(xlvi)      Service Agreement under Rate Schedule FT by and
                   between Elkton Gas and Eastern Shore Natural Gas
                   Company, dated as of November 1, 1997 (Contract
                   #010013)
     10(xlvii)     Service Agreement under Rate Schedule FT by and
                   between Elkton Gas and Eastern Shore Natural Gas
                   Company, dated as of November 1, 1997 (Contract
                   #020003)
     10(xlviii)    Service Agreement under Rate Schedule FT by and
                   between Elkton Gas and Eastern Shore Natural Gas
                   Company, dated as of November 1, 1997 (Contract
                   #020005)
     12            Consolidated Ratio of Earnings to Fixed Charges
     21            Subsidiaries of NUI Corporation
     23            Consent of Independent Public Accountants
     27            Financial Data Schedule