Form 10-Q
period 1997-12-31
NUI CORP
filed 1998-02-13
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                 FORM 10-Q

     (Mark One)
       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997
                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to______________

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1998: Common Stock, No Par Value: 12,577,816 shares outstanding.

                                 NUI Corporation and Subsidiaries
                           Consolidated Statement of  Income (Unaudited)
                          (Dollars in thousands, except per share amounts)


                                     Three Months Ended         Twelve Months
                                        December 31,                 Ended
                                                                 December 31,

                                         1997         1996        1997        1996


     Operating Margins
        Operating revenues              $235,938    $151,462    $693,072    $496,194
        Less - Purchased gas and
                 fuel                    175,663      94,096     483,490     293,914
               Gross receipts and
                 franchise taxes          10,082      10,460      33,220      35,875
                                          ------      ------      ------      ------
                                          50,193      46,906     176,362     166,405
                                         -------     -------     -------     -------
     Other Operating Expenses
        Operations and maintenance        25,755      25,011      96,020      96,533
        Depreciation and
         amortization                      6,554       5,780      23,806      21,457
        Other taxes                        2,261       2,197       9,253       8,760
        Income taxes                       3,755       3,151       9,897       7,423
                                         -------     -------     -------     -------
                                          38,325      36,139     138,976     134,173
                                         -------     -------     -------     -------

     Operating Income                     11,868      10,767      37,386      32,232

     Other Income and Expense, Net
     Equity in earnings of TIC
       Enterprises, LLC, net                 137           -       1,471           -
     Other                                   846         822       2,204       1,607
     Income taxes                           (344)       (288)     (1,286)       (594)
                                         -------     -------     -------     -------
                                             639         534       2,389       1,013
                                         -------     -------     -------     -------
     Interest Expense                      5,086       4,528      19,478      18,022
                                         -------     -------     -------     -------
     Net Income                          $ 7,421     $ 6,773     $20,297     $15,223
                                         =======     =======     =======     =======

     Net Income Per Share of Common        $0.60       $0.61       $1.76       $1.48
     Stock                                 =====       =====       =====       =====

     Dividends Per Share of Common        $0.245      $0.235       $0.95       $0.91
     Stock                                 =====       =====       =====       =====

     Weighted Average Number of
     Shares of Common Stock
     Outstanding                      12,438,460  11,085,220  11,558,664  10,303,893
                                      ==========  ==========  ==========  ==========


               See the notes to consolidated financial statements


                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                              December 31,  September 30,
                                                1997            1997
                                              (Unaudited)         (*)
     ASSETS
     Utility Plant
        Utility plant, at original cost         $690,759     $680,391
        Accumulated depreciation and
         amortization                           (222,595)    (218,895)
        Unamortized plant acquisition
         adjustments                              31,971       32,327
                                                 -------      -------
                                                 500,135      493,823
                                                 -------      -------
     Funds for Construction Held by Trustee       24,204       27,648
                                                 -------      -------
     Investment in TIC Enterprises, LLC, net      26,216       26,069
                                                 -------      -------
     Investments in Marketable Securities              -        2,570
                                                 -------      -------
     Current Assets
        Cash and cash equivalents                    453       58,793
        Accounts receivable (less allowance
         for doubtful accounts of $2,356 and
         $2,318, respectively)                   114,778       64,499
        Investment in marketable securities        3,096        1,834
        Fuel inventories, at average cost         27,544       31,068
        Unrecovered purchased gas costs            9,573        9,602
        Prepayments and other                     23,722       22,953
                                                 -------      -------
                                                 179,166      188,749
                                                 -------      -------
     Other Assets
        Regulatory assets                         55,072       54,607
        Deferred charges                          11,071       10,199
                                                 -------      -------
                                                  66,143       64,806
                                                 -------      -------
                                                $795,864     $803,665
                                                 =======      =======
     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity             $224,301     $218,291
        Preferred stock                           -             -
        Long-term debt                           229,076      229,069
                                                 -------      -------
                                                 453,377      447,360
                                                 -------      -------
     Capital Lease Obligations                     9,283        9,679
                                                 -------      -------
     Current Liabilities
        Notes payable to banks                    86,965       54,428
        Current portion of long-term debt          -           54,600
        Current portion of capital lease
         obligations                               1,542        1,587
        Accounts payable, customer deposits
         and accrued liabilities                 102,570       96,655
        Federal income and other taxes             5,526        4,049
                                                 -------      -------
                                                 196,603      211,319
                                                 -------      -------
     Deferred Credits and Other Liabilities
        Deferred Federal income taxes             62,952       62,391
        Unamortized investment tax credits         6,066        6,171
        Environmental remediation reserve         33,981       33,981
        Regulatory and other liabilities          33,602       32,764
                                                 -------      -------
                                                 136,601      135,307
                                                 -------      -------
                                                $795,864     $803,665
                                                 =======      =======


                   *Derived from audited financial statements
               See the notes to consolidated financial statements

                                  NUI Corporation and Subsidiaries
                          Consolidated Statement of  Cash Flows (Unaudited)
                                     (Dollars in thousands)
                                                 Three Months    Twelve Months
                                                     Ended           Ended
                                                 December 31,     December 31,
                                                 1997     1996    1997    1996

     Operating Activities
     Net income                                $7,421    $6,773    $20,297   $15,223
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
         Depreciation and amortization          6,812     6,671     24,181    23,165
         Deferred Federal income taxes            637       471      3,412     6,905
         Amortization of deferred
          investment tax credits                 (105)     (116)      (453)     (467)
         Other                                   (221)    1,275       (476)    4,997
         Effect of changes in:
           Accounts receivable, net           (50,279)  (40,129)   (31,061)   (8,674)
           Fuel inventories                     3,524     2,519       (872)   (6,455)
           Accounts payable, deposits and
            accruals                            5,915    12,036     22,012    15,190
           Over (under) recovered purchased
            gas costs                              29    (6,797)     4,212   (19,304)
           Other                                1,443     6,083    (14,347)  (10,305)
                                               ------    ------     ------    ------

      Net cash (used in) provided by
       operating activities                   (24,824)  (11,214)    26,905    20,275
                                               ------    ------     ------    ------

     Financing Activities
     Proceeds from sales of common stock,
      net of treasury stock purchased           1,400       883     28,721    32,254
     Dividends to shareholders                 (3,070)   (2,620)   (11,025)   (9,251)
     Proceeds from issuance of
      long-term debt                                -         -     53,569    39,000
     Funds for construction held by
      trustee, net                              3,784     4,076     18,492   (25,151)
     Repayments of long-term debt             (54,600)        -    (55,550)  (30,094)
     Principal payments under capital
      lease obligations                          (441)     (491)    (1,680)   (1,739)
     Net short-term borrowings
      (repayments)                             32,537    21,430     10,640    18,104
                                               ------    ------     ------    ------
      Net cash provided by (used in)
        financing activities                  (20,390)   23,278     43,167    23,123
                                               ------    ------     ------    ------

     Investing Activities
     Cash expenditures for utility plant      (11,548)  (10,277)   (52,637)  (37,502)
     Investment in TIC Enterprises, LLC             -        -     (22,584)        -
     Other                                     (1,578)    (178)        257    (2,750)
                                               ------    ------     ------    ------
       Net cash used in investing
        activities                            (13,126)  (10,455)   (74,964)  (40,252)
                                               ------    ------     ------    ------
     Net increase (decrease) in cash and
       cash equivalents                      $(58,340)   $1,609     (4,892)  $ 3,146
                                               ======     =====      =====     =====
     Cash and Cash Equivalents
     At beginning of period                    $58,793   $3,736     $5,345   $ 2,199
     At end of period                              453    5,345        453     5,345

     Supplemental Disclosures of
      Cash Flows
     Income taxes paid (refunds
       received), net                          $2,300    $(547)     $7,855   $ 2,065
     Interest paid                             $7,429   $5,518     $21,671   $18,087


             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
              Notes to  the Consolidated Financial Statements

     1.Basis of Presentation

     The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company is a multi-state energy sales, services and distribution company. Its natural gas utility operations distribute natural gas and provide related customer services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; customer information systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

     The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     2.Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):

                                              December 31,  September 30,
                                                   1997          1997


     Common stock, no par value                 $203,026      $201,549
     Shares held in treasury                      (1,692)       (1,615)
     Retained earnings                            23,611        19,260
     Unrealized gain on marketable securities          -           120
     Unearned employee compensation                 (644)       (1,023)
                                                 -------       -------
     Total common shareholders' equity          $224,301      $218,291
                                                 =======       =======

     3.  New Accounting Standard

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
     128). This statement superseded Accounting Principles Board Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share. The adoption of SFAS 128 did not have an effect on the Company's calculation of earnings per share.

     4.Contingencies

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

     The Company's prudently incurred remediation costs for the Northern Division MGP sites have been authorized by the NJBPU to be recoverable in rates. The Company also believes that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of December 31, 1997, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. The Company is able to recover actual MGP expenses over a rolling seven year period through its MGP Remediation Adjustment Clause (RAC). The NJBPU approved the Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company submitted a second RAC rate filing to the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. Approval by the NJBPU on this second RAC rate filing is expected in the Spring. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data




                                         Three Months     Twelve Months
                                              Ended           Ended
                                          December 31,    December 31,
                                        1997     1996     1997     1996
        Operating Revenues (Dollars
        in thousands)
        Firm Sales:
           Residential                 $63,512   $58,370  $206,899  $195,603
           Commercial                   30,884    31,398   105,720   107,348
           Industrial                    6,458     5,945    23,776    25,610
        Interruptible Sales             15,573    14,839    56,578    53,788
        Unregulated Sales              107,034    30,444   254,471    75,331
        Transportation Services          8,272     6,762    30,127    24,054
        Customer Service, Appliance
          Leasing and Other              4,205     3,704    15,501    14,460
                                        ------   -------   -------    ------
                                      $235,938  $151,462  $693,072  $496,194
                                       =======   =======   =======   =======
        Gas Sold or Transported
        (MMcf)
        Firm Sales:
           Residential                   7,446     7,133    23,269    24,308
           Commercial                    4,249     4,433    14,070    15,880
           Industrial                    1,268     1,370     4,717     5,381
        Interruptible Sales              3,725     3,708    15,091    14,585
        Unregulated Sales               36,986    10,496    89,309    25,855
        Transportation Services          7,845     6,501    29,638    24,236
                                        ------    ------   -------    ------
                                        61,519    33,641   176,094   110,245
                                        ======    ======   =======   =======
        Average  Utility Customers
        Served
        Firm Sales:
           Residential                 336,038   334,437   336,032   333,143
           Commercial                   24,366    24,237    24,344    24,401
           Industrial                      308       314       305       328
        Interruptible Sales                121       121       121       126
        Transportation                   1,467     1,174     1,533       849
                                        ------   -------   -------    ------
                                       362,300   360,283   362,335   358,847
                                       =======   =======   =======   =======
        Degree Days in New Jersey
           Actual                        1,778     1,746     4,804     5,203
           Normal                        1,725     1,725     4,978     4,978
           Percentage variance from
             normal                        3%        1%        3%        5%
                                         colder    colder    warmer    colder

        Employees (period  end)                               1,147    1,109

        Ratio of Earnings to Fixed
          Charges (Twelve months
           only)                                               2.15     1.99


                        NUI Corporation and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the "Company"). The Company is a multi-state energy sales, services and distribution company. Its natural gas utility operations distribute natural gas and provide related customer services in six states through its Northern and Southern utility divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; customer information systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC ("TIC"). Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     Results of Operations

     Three-Month Periods Ended December 31, 1997 and 1996

     Net Income. Net income for the three-month period ended December 31, 1997 was $7.4 million, or $0.60 per share, as compared with net income of $6.8 million, or $0.61 per share, for the three-month period ended December 31, 1996. The increase in net income in the current period was primarily due to higher operating margins, partially offset by higher operations and maintenance expenses, interest and depreciation expenses.

     Net income per share in the current period was also affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of approximately 1 million additional shares in September 1997.

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $84.5 million, or 56%, for the three-month period ended December 31, 1997 as compared with the three-month period ended December 31, 1996, principally due to an increase of approximately $74.8 million in unregulated revenues due to greater activity in these operations. Operating revenues also increased as a result of customer growth and colder weather in the Company's utility operations.

     The Company's operating margins increased by $3.3 million, or 7.0%, for the three-month period ended December 31, 1997 as compared with the three-month period ended December 31, 1996. The increase principally reflects an increase of approximately $3 million by the Company's utility distribution operations primarily due to the effect of colder weather not fully returned to customers through the Company's weather normalization clauses, the full effect of a rate increase in Florida which was effective during the first quarter of fiscal 1997, and customer growth. The Company's customer service operations contributed approximately $0.5 million increase in operating margins primarily due to the effect of a rate increase in the appliance leasing program. Operating margins from the Company's unregulated operations decreased approximately $0.2 million mainly as a result of changing market conditions and slower customer additions in the Company's retail market operations. The Company has weather normalization clauses in its New Jersey and North Carolina tariff which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.4 million less in the fiscal 1998 period, than they otherwise would have been without such clauses. In the fiscal 1997 period, operating margins were approximately $0.2 million less than they otherwise would have been without such clauses.

     Other Operating Expenses. Operations and maintenance expenses increased approximately $0.7 million, or 3%, for the three-month period ended December 31, 1997 as compared with the three-month period ended December 31, 1996. The increase was primarily the result of higher expenses associated with the continued growth in the Company's unregulated operations and to reversal of certain reserves in the prior year period which management determined to be no longer required. These increases were partially offset by a higher pension credit primarily as a result of the investment performance of the pension plan assets.

     Depreciation and amortization expenses increased approximately $0.8 million primarily due to additional plant in service.

     Income tax expense increased by approximately $0.6 million in the current as a result of higher pre-tax income.

     Other Income and (Expense), Net. Other income and expense, net increased approximately $0.1 million for the three-month period ended December 31, 1997 as compared with the three-month period ended December 31, 1996, principally due to approximately $0.1 million of net equity earnings of TIC.

     Interest Expense. Interest expense increased by approximately $0.6 million for the three-month period ended December 31, 1997 as compared with the three-month period ended December 31, 1996. The increase principally reflects higher average short-term borrowings (see _Financing Activities and Resources_) and higher average long-term borrowings due to the draw down of funds held for construction purposes. Such draw downs have the effect of lowering interest income on the funds held by trustee.

     Twelve-Month Periods Ended December 31, 1997 and 1996

     Net Income. Net income for the twelve-month period ended December 31, 1997 was $20.3 million, or $1.76 per share, as compared with $15.2 million, or $1.48 per share, for the twelve-month period ended December 31, 1996. The increase in the current period was primarily due to higher operating margins, higher other income and lower operations and maintenance expense, partially offset by higher depreciation, general taxes and interest expenses.

     Net income per share for the twelve-month period ended December 31, 1997 was also affected by the increased average number of outstanding shares of NUI common stock as compared with the prior twelve-month period, principally reflecting the Company's issuance of 1 million shares in September 1997 and 1.8 million additional shares in May 1996.

     Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended December 31, 1997 increased approximately $196.9 million, or 39.7%, as compared with the twelve-month period ended December 31, 1997. The increase was principally due to an increase in unregulated sales of approximately $176.9 million, the effect of purchased gas adjustment clauses, a base rate increase in the Company's Florida service territory, increased customer service and appliance leasing revenues, and customer growth. These increases were partially offset by the effect of warmer weather, mainly in New Jersey, where it was 8% warmer than the prior year and 3% warmer than normal.

     The Company's operating margins increased by approximately $10 million, or 6%, for the twelve-month period ended December 31, 1997 as compared with the twelve-month period ended December 31, 1996. The increase reflects approximately $6.6 million of additional margins generated by the Company's utility distribution operations, approximately $1.7 million of additional margins on sales by the Company's unregulated operations, and approximately $1.7 million of additional customer service and appliance leasing revenues. The increase in utility distribution margins was mainly due to the full effect of the base rate increase in Florida and customer growth, partially offset by the effect of warmer weather in the current twelve-month period in all of the Company's service territories, part of which was not fully recovered from customers under weather normalization clauses. The increase in customer service and appliance leasing margins was primarily due to the full effect of a rate increase in the Company's Florida appliance leasing program. As a result of weather normalization clauses, operating margins were approximately $2.5 million more in the current twelve-month period, than they otherwise would have been without such clauses. In the prior twelve-month period, operating margins were approximately $1.0 million less than they otherwise would have been without such clauses.

     Other Operating Expenses. Operations and maintenance expenses decreased approximately $0.5 million, or 1%, for the twelve-month period ended December 31, 1997 as compared with the twelve-month period ended December 31, 1996. The decrease was primarily due to a higher pension credit, the capitalization of costs associated with the development and implementation of new information technology, lower insurance expenses and the reversal of certain reserves which management determined to be no longer required. These decreases were partially offset by an increase in expenses associated with the continued growth in the Company's unregulated operations.

     The increase in depreciation and amortization expenses of approximately $2.3 million was primarily due to additional plant in service.

     Other taxes increased approximately $0.5 million as a result of higher real estate, sales and payroll-related taxes.

     Income taxes increased by $2.4 million for the twelve-month period ended December 31, 1997 due to higher pre-tax income.

     Other Income and Expense, Net. Pre-tax other income and expense, net, increased approximately $2.1 million for the twelve-month period ended December 31, 1997 as compared with the 1996 period, principally due to approximately $1.5 million of net equity earnings in TIC and the sale of property in the Southern Division which resulted in a gain of approximately $0.7 million.

     Interest Expense. Interest expense increased by $1.5 million, or 8%, for the 1997 period as compared with the 1996 period primarily due an increase in short-term interest expense due to higher levels of outstanding borrowings. This increase was partially offset by lower average long-term borrowings as a result of the repayment of amounts outstanding under the Company's $30 million credit agreement in May 1996.

     Regulatory Matters

     In July 1997, the State of New Jersey enacted legislation that eliminated the gross receipts and franchise taxes effective January 1, 1998. These taxes were replaced with a 6% sales tax on sales of electricity and natural gas, a corporate business tax currently paid by all non-utility corporations in the State, and a third tax called the Transitional Energy Facilities Assessment tax (TEFA). The legislation was intended, in part, to provide comparability between utilities that pay gross receipts and franchise taxes and non-utility energy companies that do not. A key objective of this legislation was to maintain energy tax revenue neutrality in 1998, seeking to collect approximately the same amount in new taxes as collected with gross receipts and franchise taxes in 1997. The TEFA tax is scheduled to be phased out at a rate of approximately 20% per year starting in 1999. These tax changes are designed to have no effect on the Company's net income or on overall rates charged to customers, until the TEFA reductions occur, and should not have a material effect on working capital. The Company paid approximately $25 million of gross receipts and franchise taxes to the State in 1997.

     On November 20, 1997, the Northern Division amended its July 31, 1997 proposal filed with the New Jersey Board of Public Utilities (NJBPU) to increase its annual purchased gas adjustment revenues by approximately $14.7 million and change the way it recovers gas supply costs from its different classes of customers. The filing proposes to collect separately the commodity component of purchased gas and the fixed costs the Company incurs on behalf of its customers to supply gas service. The filing also includes a request to incorporate a performance based mechanism whereby Northern Division customers and the Company would benefit from the Company's ability to secure gas at rates more favorable than a market index benchmark. The proposed mechanism would provide an 80/20 sharing, with Northern Division customers receiving the greater percentage of risk and opportunity on the difference between a monthly market benchmark and the actual cost of purchased gas. Action by the NJBPU on the Company's proposal is expected in the Spring.

     Financing Activities and Resources

     The Company had a net use of cash from operating activities of $24.8 million and $11.2 million for the three-month periods ended December 31, 1997 and 1996, respectively. The increase in net cash used for operating activities for the three-month period ended December 31, 1997 was primarily due to the timing of payments to gas suppliers partially offset by additional collections of gas costs under the Company's purchased gas adjustment clauses. For the twelve-month period ended December 31, 1997, the Company's net cash provided by operating activities was $26.9 million as compared with $20.3 million in the prior year period. The increase in net cash provided by operating activities for the twelve-month period ended December 31, 1997 was mainly due to collections of gas costs under the Company's purchased gas adjustment clauses.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $79.4 million at 5.95% for the three-month period ended December 31, 1997 and $65.2 million at 5.35% for the three-month period ended December 31, 1996. The weighted average daily amounts of notes payable to banks increased principally due to additional borrowings to finance portions of the Company's capital expenditures and to the timing of payments to gas suppliers. At December 31, 1997, the Company had outstanding notes payable to banks amounting to $87 million and available unused lines of credit amounting to $54 million. Notes payable to banks increased as of December 31, 1997 as compared to the balance outstanding at September 30, 1997, due to seasonal borrowing requirements.

     On February 9, 1998, the Company sold its remaining portfolio of marketable securities for approximately $3 million. The proceeds were used to pay down short-term debt. Accordingly, the investment in marketable securities is classified as a current asset in the accompanying consolidated balance sheet.

     Long-Term Debt and Funds for Construction Held by Trustee. In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt or equity securities. As of December 31, 1997, the Company has issued $70 million of Medium-term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of December 31, 1997, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $20 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     The Company prepaid $54.6 million of its Gas Facilities Revenue Bonds in October 1997 with proceeds received in fiscal 1997 from a new bond issuance.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment plan, and other employee benefit plans. The proceeds from such issuances amounted to approximately $1.5 million and $0.9 million for the three-month periods ended December 31, 1997 and 1996, respectively, and were used primarily to reduce outstanding short-term debt.

     Dividends. On November 6, 1997, the Company increased its quarterly dividend to $0.245 per share of common stock. The previous quarterly rate was $0.235 per share of common stock.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $41.8 million of cash dividends at December 31, 1997.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $11.5 million for the three-month period ended December 31, 1997 as compared with $10.3 million for the three-month period ended December 31, 1996. Capital expenditures are expected to be approximately $60 million for all of fiscal 1998, as compared with a total of $52.3 million in fiscal 1997.

     The Company owns or previously owned six former manufactured gas plant
     (MGP) sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $24 million and be incurred during a future period of time that may range up to fifty years. Of this $24 million in possible future expenditures, approximately $12 million relates to the Northern Division MGP sites and approximately $12 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. The Company is able to recover actual MGP expenses over a rolling seven-year period through its MGP Remediation Adjustment Clause (RAC). The NJBPU approved the Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company submitted a second RAC rate filing to the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. Approval by the NJBPU on this second RAC rate filing is expected in the Spring. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful. For a further discussion of environmental matters see Note 11 of the Notes to the Consolidated Financial Statements.

     Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $73 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 9 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

     The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.


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


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     February  13, 1998                   President and Chief
                                          Executive Officer

                                          A. MARK ABRAMOVIC
     February   13, 1998                  Sr. Vice President and
                                          Chief Financial Officer