Form 10-Q
period 1998-03-31
NUI CORP
filed 1998-05-15
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                 FORM 10-Q

     (Mark One)
                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended  March 31, 1998
     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to___________________

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


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998: Common Stock, No Par Value: 12,636,331 shares outstanding.






     NUI Corporation and Subsidiaries
     Consolidated Statement of  Income (Unaudited)
     (Dollars in thousands, except per share amounts)

                                   Three Months            Six Months        Twelve Months
                                      Ended                  Ended              Ended
                                     March 31                March 31          March 31
                                    1998        1997        1998          1997           1998         1997

     Operating Margins
        Operating revenues         $258,798    $204,483   $494,736       $355,987     $747,387     $529,714
        Less - Purchased gas and
        fuel                        191,761     132,239    367,424        226,335      543,012      329,798
                   Energy taxes       4,442      13,475     14,524         23,935       24,187       33,956
                                      _____      ______    _______        ______        ______       ______
                                     65,595      58,769     112,788       105,675      180,188      165,960
                                     ______     _______     _______       _______       ______

     Other Operating Expenses
        Operations and
        maintenance                  23,030      22,433       48,785       47,444       96,617       94,716
        Depreciation and
        amortization                  6,522       5,496       13,076       11,276        24,832      21,623
        Other taxes                   2,686       2,771        4,947        4,968         9,168       9,087
        Income taxes                 10,721       8,401       14,476       11,552        12,217       7,805
                                     ______      ______      _______       ______        ______      ______
                                     42,959      39,101       81,284       75,240       142,834     133,231
                                     ______      ______      _______       ______        ______      ______

     Operating Income                19,636      19,668       31,504       30,435        37,354      32,729

     Other Income and Expense,
     Net
     Equity in earnings of TIC          (29)         -           108            -         1,442           -
     Enterprises, LLC, net
     Other                               74         182          920        1,004         2,096       1,735
      Income taxes                      (16)        (63)        (360)        (351)       (1,239)       (630)
                                      _____       _____        _____       ______       ______       ______
                                         29         119          668          653         2,299       1,105
                                      _____        ____        _____       ______        ______      ______
     Interest Expense                 4,602       4,474        9,688        9,002        19,606      17,754
                                      _____       _____        _____       ______        ______      ______

     Net Income                     $15,063     $15,313      $22,484      $22,086       $20,047     $16,080
                                     ======     =======      =======      =======       =======     =======

     Net Income Per Share of
     Common Stock                     $1.20       $1.37        $1.80        $1.98         $1.68       $1.49
                                       ====       =====        =====        =====          =====      =====

     Dividends Per Share of          $0.245      $0.235        $0.49        $0.47         $0.96       $0.92
     Common Stock                     =====       =====        =====        =====         =====       =====

     Weighted Average Number of
     Shares of Common Stock
     Outstanding                 12,579,813  11,203,493   12,508,360   11,143,707    11,936,086   10,818,982
                                 ==========  ==========   == =======   ==========    ==========   ==========

     See the notes to the consolidated financial statements






     NUI Corporation and Subsidiaries
     Consolidated Balance Sheet
     (Dollars in thousands)
                                          March 31,     September 30,
                                            1998          1997
                                            (Unaudited)   (*)
     ASSETS
     Utility Plant
        Utility plant, at original cost    $705,555        $680,391
        Accumulated depreciation and       (227,040)       (218,895)
     amortization
        Unamortized plant acquisition        31,616          32,327
     adjustments
                                            _______         _______
                                            510,131         493,823
                                            _______         _______

     Funds for Construction Held by          20,351          27,648
     Trustee
                                             ______          ______

     Investment in TIC Enterprises, LLC,     24,038          26,069
     net
                                             ______          ______

     Investments in Marketable                    -           2,570
     Securities, at market
                                              _____          ______

     Other Investments                        1,342             170
                                              _____           _____

     Current Assets
        Cash and cash equivalents             2,250          58,793

        Accounts receivable (less
        allowance for doubtful accounts
        of$2,795 and $2,318,                 98,223          64,499
        respectively)

        Investments in marketable                98           1,834
        securities, at market

        Fuel inventories, at average cost    10,350          31,068
        Unrecovered purchased gas costs       6,386           9,602
        Prepayments and other                28,752          22,953
                                            _______         _______
                                            146,059         188,749
                                            _______         _______

     Other Assets
        Regulatory assets                    54,198          54,607
        Deferred charges                     11,692          10,029
                                            _______         _______
                                             65,890          64,636
                                            _______         _______
                                           $767,811        $803,665
                                           ========        ========

     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity        $238,570        $218,291
        Preferred stock                           -               -
        Long-term debt                      229,084         229,069
                                            _______         _______
                                            467,654         447,360
                                            _______         _______

     Capital Lease Obligations                9,044           9,679
                                             ______         _______

     Current Liabilities
        Notes payable to banks               47,145          54,428
        Current portion of long-term debt         -          54,600
        Current portion of capital lease      1,671           1,587
        obligations

        Accounts payable, customer           88,868          96,655
        deposits and accrued liabilities

        Federal income and other taxes       16,116           4,049
                                            _______         _______
                                            153,800         211,319
                                            _______         _______

     Deferred Credits and Other
     Liabilities
        Deferred Federal income taxes        63,589          62,391
        Unamortized investment tax            5,951           6,171
     credits
        Environmental remediation reserve    33,981          33,981
        Regulatory and other liabilities     33,792          32,764
                                            _______         _______
                                            137,313         135,307
                                            _______         _______
                                           $767,811        $803,665
                                           ========        ========

                   *Derived from audited financial statements
             See the notes to the consolidated financial statements







     NUI Corporation and Subsidiaries
     Consolidated Statement of Cash Flows (Unaudited)
     (Dollars in thousands)


                                     Six Months          Twelve Months
                                       Ended                  Ended
                                      March 31,             March 31,
                                     1998     1997         1998     1997

     Operating Activities
     Net income                     $22,484  $22,086      $20,047   $16,080
     Adjustments to reconcile net
     income to net cash
     provided by operating
     activities:
     Depreciation and
     amortization                    13,615   11,798       25,857    22,706
       Deferred Federal
        Income taxes                  1,274      915        3,605     6,387

       Amortization of deferred        (221)    (232)        (453)     (465)
       investment tax credits
       Other                            513    1,809         (276)    3,205
       Effect of changes in:
        Accounts receivable, net    (33,724  (48,279)      (6,356)   (6,733)
        Fuel inventories             20,718   20,921       (2,080)   (3,470)

        Accounts payable,            (5,637)  (1,358)      23,854    (3,796)
        deposits and accruals
        Over (under) recovered        3,216   (6,996)       7,598   (18,563)
        purchased gas costs
        Other                         6,645   (1,708)      (1,354) (36,952)
                                     ______   ______       ___ __   ______
        Net cash provided by
        (used in) operating
        activities                   28,883   (1,044)      70,442  ( 21,601)
                                     ______    _____       ______     _____

     Financing Activities
     Proceeds from sales of common
     stock, net of
     treasury  stock                  3,272    2,582       28,894    33,953
     purchased
     Dividends to shareholders       (6,155)  (5,250)     (11,480)   (9,780)
     Proceeds from issuance of             -       -       53,569    39,000
     long-term debt

     Funds for construction held       8,008   9,299       17,493   (20,126)
     by trustee, net
     Repayments of long-term debt    (54,600)   (950)     (54,600)  (31,021)
     Principal payments under           (897)   (969)      (1,658)   (1,604)
     capital lease obligations
     Net short-term borrowings       ( 7,283) 20,792      (28,542)   57,482
     (repayments)                    _______  ______       ______    ______

       Net cash provided by (used    (57,655)  25,504       3,676    67,904
     in) financing activities         ______   ______       ______    _____


     Investing Activities
     Cash expenditures for utility   (26,346  (23,360)     (54,352) (44,509)
     plant
     Investment in TIC                     -        -      (22,593)       -
     Enterprises, LLC
     Other                           (1,425)    1,012         (771)  (1,390)
                                      ______   _____        _______  ______
       Net cash used in investing    (27,771)  (22,348)    (77,716) (45,899)
       activities
                                      ______    ______      ______   ______

     Net increase (decrease) in     $(56,543)   $2,112     $(3,598)  $  404
     cash and cash equivalents
                                     =======    ======      ======    =====


     Cash and Cash Equivalents
     At beginning of period          $58,793    $3,736      $5,848   $5,444
     At end of period                 $2,250    $5,848      $2,250   $5,848

     Supplemental Disclosures of
     Cash Flows
     Income taxes paid, net           $4,251    $2,078      $7,181   $4,315
     Interest paid                   $14,035    $9,605     $24,190  $17,753

     See the Notes to the consolidated financial statements








                        NUI Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements



     1. Basis of Presentation

     The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company is a multi-state energy sales, services and distribution company. Its utility operations distribute natural gas and provide related customer services in six states through its Northern and Southern divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; customer information systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC.

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

     2.Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):







                                                March 31, September 30
                                                   1998      1997
     Common stock, no par value                 $206,730  $201,549
     Shares held in treasury                      (1,692)   (1,615)
     Retained earnings                            35,629    19,260
     Unrealized gain on marketable securities          -       120
     Unearned employee compensation               (2,097)   (1,023)
                                                ________  ________
     Total common shareholders' equity          $238,570  $218,291
                                                ========   =======


     3.New Accounting Standard

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
     128). This statement superseded Accounting Principles Board Opinion No. 15,"Earnings per Share" and simplifies the computation of earnings per share. The adoption of SFAS 128 did not have an effect on the Company's calculation of earnings per share.

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

     The Southern Division owned ten former MGP facilities, only three of which it currently owns. The former MGP sites are located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland (the"Southern Division MGP sites"). The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the "MGP Group"). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are currently or were previously owned by the Company.

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

     The Company's prudently incurred remediation costs for the Northern Division MGP sites have been authorized by the NJBPU to be recoverable in rates. The Company also believes that a portion of such costs may be recoverable from the Company's insurance carriers. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of March 31, 1998, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. The Company is able to recover actual MGP expenses over a rolling seven year period through its MGP Remediation Adjustment Clause (RAC). The NJBPU approved the Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company submitted a second RAC rate filing to the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. Approval by the NJBPU on this second RAC rate filing is expected in the third quarter. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.






     NUI Corporation and Subsidiaries
      Summary Consolidated Operating Data


                                 Three Months     Six Months          Twelve Months
                                   Ended           Ended                  Ended
                                  March 31,        March 31,           March 31,

                               1998    1997     1998       1997      1998      1997

Operating Revenues
 (Dollars in thousands)
Firm Sales:
  Residential               $76,912   $82,374   $140,424  $140,744  $201,437  $194,231
  Commercial                 35,814    42,374     66,698    73,772    99,160   108,457
  Industrial                  5,040     8,566     11,498    14,511    20,250    24,955
Interruptible Sales          10,467    15,357     26,040    30,196    51,688    57,348
Unregulated Sales           116,169    44,230    223,203    74,674   326,410   104,419
Transportation Services      10,053     8,014     18,325    14,776    32,166    26,174
Customer Service, Appliance
 Leasing and Other            4,343     3,568      8,548     7,272    16,276    14,130
                            _______   _______      ______    ______   _______   _______

                           $258,798  $204,483   $494,735  $355,945  $747,387  $529,714
                            =======   =======    =======   =======   =======   =======

Gas Sold or Transported (MMcf)
Firm Sales:
  Residential                 9,025     9,845     16,471    16,978    22,449    23,196
  Commercial                  4,609     5,741      8,858    10,174    12,938    14,768
  Industrial                  1,175     1,343      2,443     2,713     4,549     4,975
Interruptible Sales           3,129     3,725      6,854     7,433    14,495    15,286
Unregulated Sales            44,873    13,645     81,859    24,141   120,537    35,055
Transportation Services       9,141     8,316     16,986    14,817    30,463    27,383
                             ______    ______    _______    ______   _______    ______

                             71,952    42,615    133,471    76,256   205,431   120,663
                             ======    ======    =======    ======   =======   =======

Average Utility Customers
Served:
Firm
  Residential               341,360   337,629  338,699 335,670 337,147 333,995
  Commercial                 22,952    24,083   23,659  24,413  23,935  24,363
  Industrial                    250       287      279     316     288     322
Interruptible                   107       111      114     123     117     116
Transportation                3,887     1,954    2,677   1,266   2,166   1,043
                            _______   _______  _______ _______ _______ _______
                            368,556   364,064  365,428 361,788 363,653 359,839
                            =======   =======  ======= ======= ======= =======

Degree Days in New Jersey
  Actual                      2,085     2,497    3,863   4,243   4,574   4,871
  Normal                      2,777     2,673    4,632   4,398   5,250   4,978
  Percentage variance from      25%        7%      17%      4%     13%      2%
  normal                     warmer    warmer   warmer  warmer   warmer warmer

Employees (period end)                                            1,161  1,107

Ratio of Earnings to Fixed
Charges (Twelve months only)                                       2.20   2.07






                        NUI Corporation and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the"Company"). The Company is a multi-state energy sales, services and distribution company. Its utility operations distribute natural gas in six states through its Northern and Southern divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; customer information systems and services through its Utility Business Services, Inc. subsidiary ("UBS"); and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC ("TIC"). Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     Results of Operations

     The results for the 1998 periods as compared to the 1997 periods reflect changes in the New Jersey tax law which resulted in variations in certain line items on the consolidated statement of income (see
    "Regulatory Matters").  Effective January 1, 1998, New Jersey Gross
     Receipts and Franchise Taxes (GRAFT) were replaced by a combination of a New Jersey Sales and Use Tax (NJ Sales Tax), a New Jersey Corporate Business Tax (NJ CBT) and a temporary Transitional Energy Facility Assessment (NJ TEFA). In prior periods, GRAFT was recorded as a single line item in the reduction of operating margins. Effective January 1, 1998, NJ TEFA is recorded in the energy taxes line item as a reduction of operating margins, NJ CBT is recorded in the income taxes line item and NJ Sales Tax is recorded as a reduction of operating revenues. The legislation was designed to be net income neutral over a twelve-month period, however for the periods ending March 31, 1998, the effect of the three new taxes as compared to the 1997 periods had the effect of reducing operating revenues by approximately $5.8 million, reducing energy taxes by approximately $7.0 million and increasing income tax expense by approximately $2.4 million. The net effect of the change in the tax law reduced net income by approximately $0.8 million, or $0.06 per share, as compared to the prior year periods. This variance is expected to reverse during the last two quarters of fiscal 1998.

     Three-Month Periods Ended March 31, 1998 and 1997

     Net Income. Net income for the three-month period ended March 31, 1998 was $15.1 million, or $1.20 per share, as compared with net income of $15.3 million, or $1.37 per share, for the three-month period ended March 31, 1997. The decrease in the current period was primarily the result of the tax law change as described above, as well as higher operation and maintenance expenses and depreciation and amortization expense. This reduction was partially offset by increases to operating margins.

     Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of approximately 1 million additional shares in September 1997.

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $54.3 million, or 27%, for the three-month period ended March 31, 1998 as compared with the three-month period ended March 31, 1997, principally due to an increase of approximately $71.9 million in unregulated revenues due to greater activity in these operations. This increase was partially offset by a decrease in revenues of approximately $18.8 million in the Company's utility operations primarily resulting from the effect of warmer weather in the 1998 period in all of the Company's service territories, primarily in New Jersey where it was 25% warmer than normal. Additionally, utility revenues decreased as a result of the tax law changes as described above.

     The Company's operating margins increased by $3.8 million, or 6.5%, for the three-month period ended March 31, 1998 as compared with the three-month period ended March 31, 1997. The Company's utility distribution margins increased approximately $3.2 million over the prior year period mainly due to customer growth, as well as approximately $1.2 million of margins resulting from changes in the New Jersey tax law (see above) and the classification of such amounts in the consolidated income statement. Utility distribution margins also increased approximately $0.9 million over the prior year period due to the effect of the change in the calculation of the New Jersey weather normalization clause. On October 22, 1997, the New Jersey Board of Public Utilities (NJBPU) approved the Company's petition to revise its weather normalization clause to reflect an increase in the level of degree days used to determine margin revenue differences associated with variations between actual degree days within the months of October through April and the degree days that underlie the Company's base rates. The adjustment was necessitated by a change in instrumentation used to measure temperatures in the Company's service territory. The changes in the weather normalization clause calculation were effective in October 1996, but were not recorded by the Company until the fourth quarter of fiscal 1997. The Company's customer service operations contributed approximately $0.8 million to the increase in operating margins primarily as a result of a rate increase in the appliance leasing program in Florida, as well as customer additions by UBS. Operating margins from the Company's unregulated operations decreased approximately $0.2 million mainly as a result of sluggish market conditions and slower customer growth in the Company's retail market operations. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of these weather normalization clauses, operating margins were approximately $4.8 million more in the 1998 period than they would have been without such clauses. In the 1997 period, operating margins were approximately $1.1 million more than they otherwise would have been without such clauses.

     Other Operating Expenses. Operations and maintenance expenses increased by approximately $0.6 million, or 3%, for the three-month period ended March 31, 1998 as compared with the three-month period ended March 31, 1997. The increase was primarily the result of higher expenses associated with the continued growth in the Company's unregulated operations and the reversal of certain reserves in the prior year which management determined to be no longer required. These increases were partially offset by a higher pension credit primarily as a result of the investment performance of pension plan assets.

     Depreciation and amortization expenses increased by approximately $1 million primarily due to additional plant in service.

     Income tax expense increased by approximately $2.3 million mainly due to the change in the New Jersey tax law described above. Certain taxes which were previously treated as a reduction of margins are now classified as state income tax expense.

     Interest Expense. Interest expense increased by approximately $0.1 million for the three-month period ended March 31, 1998 as compared with the three-month period ended March 31, 1997. This increase was due to higher rates on short-term borrowings and higher average long-term borrowings as a result of the drawdown of funds for construction expenditures, partially offset by lower average rates on long-term debt due to the refinancing of bonds in October 1997. Drawdowns of construction funds have the effect of lowering interest income on the funds held by the trustee.

     Six-Month Periods Ended March 31, 1998 and 1997

     Net Income. Net income for the six-month period ended March 31, 1998 was $22.5 million, or $1.80 per share, as compared with net income of $22.1 million, or $1.98 per share, for the six-month period ended March 31, 1997. The increase in the current period was primarily due to higher operating margins, partially offset by higher operations and maintenance, depreciation, interest expense and the effect on 1998 results of the tax law changes described above.

     Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of approximately 1 million additional shares in September 1997.

     Operating Revenues and Operating Margins. The Company's operating revenues increased by $138.8 million, or 39%, for the six-month period ended March 31, 1998 as compared with the six-month period ended March 31, 1997. The increase was principally due to an increase of unregulated sales of approximately $148.5 million due to greater activity in these operations, customer growth and increased customer service and appliance leasing revenues. These increases were partially offset by the effect of warmer weather in all of the Company's service territories, primarily in New Jersey where it was 17% warmer than normal, as well as the effect of the tax law changes described above.

     The Company's operating margins increased by $7.1 million or 6.7% for the six-month period ended March 31, 1998 as compared with the six-month period ended March 31, 1997. The increase was primarily attributable to an increase of $6.2 million in the Company's utility distribution operations as a result of customer growth, the effects of changes in the New Jersey tax law (see above), and an additional $1.5 million due to the effect of the change in the calculation of the New Jersey weather normalization clause. As a result of weather normalization clauses in total, margins were approximately $5.2 million and $0.9 million higher in the 1998 and 1997 periods, respectively, than they would have been without such clauses. The Company's customer service operations contributed approximately $1.3 million to the increase in margins as a result of a rate increase in the appliance leasing program in Florida and customer additions by UBS. Operating margins from the Company's unregulated operations decreased by approximately $0.3 million as a result of sluggish market conditions and slower customer growth in the Company's retail market operations.

     Other Operating Expenses. Operation and maintenance expenses increased by approximately $1.3 million, or 3%, for the six-month period ended March 31, 1998 as compared with the six-month period ended March 31, 1997. The increase was primarily the result of higher expenses associated with the continued growth in the Company's unregulated operations, as well as the reversal of certain reserves in the prior year that management determined were no longer required. These increases were partially offset by a higher pension credit primarily as a result of the investment performance of pension plan assets.

     Depreciation and amortization expenses increased by $1.8 million primarily due to additional plant in service.

     Income tax expense increased by approximately $2.9 million due to the changes in the New Jersey tax law described above, as well as higher pre-tax income.

     Interest Expense. Interest expense increased by approximately $0.7 million for the six-month period ended March 31, 1998 as compared with the six-month period ended March 31, 1997. The increase was mainly due to the reasons discussed under the "Three-Month Period Ended March 31, 1998 and 1997" section.

     Twelve-Month Periods Ended March  31, 1998 and 1997

     Net Income. Net income for the twelve-month period ended March 31, 1998 was $20 million, or $1.68 per share, as compared with $16.1 million, or $1.49 per share, for the twelve-month period ended March 31, 1997. The increase in the current period was primarily due to higher operating margins and other income, partially offset by higher operations and maintenance, depreciation, interest and the effect on 1998 of the tax law changes described above.

     Net income per share for the twelve-month period ended March 31, 1998 as compared to the twelve-month period ended March 31, 1997 was affected by the increased number of outstanding shares reflecting the Company's issuances of common stock of 1 million additional shares in September 1997 and 1.8 million additional shares in May 1996.

     Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended March 31, 1998 increased approximately $217.7 million, or 41%, as compared with the twelve-month period ended March 31, 1997. The increase was primarily due to an increase in unregulated sales of approximately $222 million, customer growth, and increased customer service and appliance leasing revenues. These increases were partially offset by the effect of the change in the New Jersey tax law described above, as well as warmer weather in all of the Company's service territories, especially in New Jersey which was 13% warmer than normal.

     The Company's operating margins increased by approximately $14.2 million, or 8.6%, for the twelve-month period ended March 31, 1998 as compared with the twelve-month period ended March 31, 1997. The increase reflects approximately $10.6 million of additional margins generated by the Company's utility distribution operations, approximately $2.4 million of additional margins generated by the Company's customer service and appliance leasing operations, and approximately $1.3 million of additional margins generated by the Company's unregulated operations. The increase in the utility distribution operations was mainly due to the changes in the New Jersey tax law described above, the change in the calculation of the weather normalization clause in New Jersey, the full effect of a base rate increase in Florida and customer growth. The increase in customer service and appliance leasing was mainly due to the full effect of a rate increase in the appliance leasing program in Florida and customer additions by UBS. The increase in the unregulated operations was primarily due to increased sales as well as favorable market conditions in the last six months of fiscal 1997. As a result of weather normalization clauses, operating margins were approximately $6.3 million more in the current twelve-month period than they would have been without such clauses. For the twelve-month period ended March 31, 1997, operating margins were $1.1 million more than they would have been without such clauses.

     Other Operating Expenses. Operation and maintenance expenses increased approximately $1.9 million or 2% for the twelve-month period ended March 31, 1998 as compared to the twelve-month period ended March 31, 1997. The increase was primarily due to higher labor costs resulting from an increased number of employees, and the continued growth of the Company's unregulated operations, partially offset by a higher pension credit.

     Depreciation and amortization expenses increased by approximately $3.2 million primarily due to additional plant in service.

     Income taxes increased by $4.4 million for the twelve-month period ended March 31, 1998 as compared to the twelve month period ended March 31, 1997 as a result of changes in the New Jersey tax law as described above, as well as higher pre-tax income.

     Other Income and Expense, Net. Pre-tax other income and expense, net, increased approximately $1.8 million for the twelve-month period ended March 31, 1998 as compared with the 1997 period due to approximately $1.4 million of net equity earnings in TIC and the sale of certain property in the Southern Division. These increases were partially offset by lower dividend and interest income as a result of fewer marketable securities held.

     Interest Expense. Interest expense increased by $1.9 million, or 10%, for the 1998 period as compared with the 1997 period primarily due to an increase in short-term interest expense resulting from higher average borrowings in the current period, as well as higher average long-term borrowings due to the drawdown of funds held for construction expenditures.

     Regulatory Matters

     In July 1997, the State of New Jersey enacted legislation that eliminated the gross receipts and franchise taxes effective January 1, 1998. These taxes were replaced with a 6% sales tax on sales of electricity and natural gas, a corporate business tax currently paid by all non-utility corporations in the State, and a third tax called the Transitional Energy Facilities Assessment tax (TEFA). The legislation was intended, in part, to provide comparability between utilities that pay gross receipts and franchise taxes and non-utility energy companies that do not. A key objective of this legislation was to maintain energy tax revenue neutrality in 1998, seeking to collect approximately the same amount in new taxes as collected with gross receipts and franchise taxes in 1997. The TEFA tax is scheduled to be phased out at a rate of approximately 20% per year starting in 1999. These tax changes are designed to have no effect on the Company's net income over a twelve-month period or on overall rates charged to customers, until the TEFA reductions occur, and should not have a material effect on working capital. The Company paid approximately $25 million of gross receipts and franchise taxes to the State in 1997.

     See "Results of Operations" for a discussion of the effect of the new taxes in the 1998 periods.

     On November 20, 1997, the Northern Division amended its July 31, 1997 proposal filed with the New Jersey Board of Public Utilities (NJBPU) to increase its annual purchased gas adjustment revenues by approximately $14.7 million and change the way it recovers gas supply costs from its different classes of customers. On January 23, 1998 the NJBPU issued an order approving an interim stipulation of the parties concerning a number of the Company's rates, including rates charged under the purchased gas adjustment clause. The interim stipulation also provided that the Company was required to propose a timetable for resolving issues related to offering transportation services to all customers, and the continuation of the Company's role as merchant and supplier of last resort. A final order by the NJBPU on the Company's amended proposal is expected in the third quarter.

     Financing Activities and Resources

     The Company had net cash provided by operating activities of $28.9 million for the six-month period ended March 31, 1998 as compared with net cash used in operating activities of $1.0 million for the six-month period ended March 31, 1997. This increase was primarily attributable to improved collections on receivables, additional collections of gas costs under the Company's purchased gas adjustment clauses, and lower prepaid expenses due to the change in the New Jersey tax law (see "Results of Operations"). In March 1997, the Company prepaid estimated New Jersey gross receipts and franchise taxes for the remainder of calendar 1997. Due to the change in the tax law, a similar payment was not required in 1998. For the twelve-month period ended March 31, 1998, the Company had net cash provided by operating activities of $70.4 million as compared with net cash used in operating activities of $21.6 million for the twelve-month period ended March 31, 1997. The increase in net cash provided by operating activities for the twelve-month period ended March 31, 1998 as compared to the twelve-month period ended March 31, 1997 was mainly attributable to the reasons given above for the six-month periods, as well as the timing of the 1996 New Jersey gross receipts and franchise tax payment which was made in April 1996.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $70.1 million at 6.0% for the six-month period ended March 31, 1998 and $66.3 million at 5.2% for the six-month period ended March 31, 1997. The weighted average daily amounts of notes payable to banks increased principally due to additional borrowings to finance portions of the Company's capital expenditures.

      At March 31, 1998, the Company had outstanding notes payable to banks amounting to $47.1 million and available unused lines of credit amounting to $98.9 million.

     Long-Term Debt and Funds for Construction Held by Trustee. In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of March 31, 1998, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of March 31, 1998, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $15.8 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     The Company prepaid $54.6 million of its Gas Facilities Revenue Bonds in October 1997 with proceeds received in fiscal 1997 from a new bond issuance.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment plan, and other employee benefit plans. The proceeds from such issuances amounted to approximately $3.3 and $2.6 million for the six-month periods ended March 31, 1998 and 1997, respectively, and were used primarily to reduce outstanding short-term debt.

     Dividends. On November 6, 1997, the Company increased its quarterly dividend to $0.245 per share of common stock. The previously quarterly rate was $0.235 per share of common stock.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $54 million of cash dividends at March 31, 1998.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $26.7 million for the six-month period ended March 31, 1998 as compared with $23.4 million for the six-month period ended March 31, 1997. Capital expenditures are expected to be approximately $60 million for all of fiscal 1998, as compared with a total of $52.3 million in fiscal 1997.

     The Company owns or previously owned six former manufactured gas plant
     (MGP) sites in the Northern Division and ten MGP sites in the Southern Division. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $24 million and be incurred during a future period of time that may range up to fifty years. Of this $24 million in possible future expenditures, approximately $12 million relates to the Northern Division MGP sites and approximately $12 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the Northern Division MGP sites will be recoverable in rates or from insurance carriers. The Company is able to recover actual MGP expenses over a rolling seven-year period through its MGP Remediation Adjustment Clause (RAC). The NJBPU approved the Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company submitted a second RAC rate filing to the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. Approval by the NJBPU on this second RAC rate filing is expected in the third quarter. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful.

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

     The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.

     Year 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without provision for the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results which could result in an impact on NUI's operations and businesses and have a resulting adverse financial impact. The Company has undertaken a systems readiness program to mitigate the risks associated with the Year 2000 issue. This program is developed to identify any systems that are not presently Year 2000 compliant, and to replace or modify these systems. In addition, the Company is working with its suppliers on this issue to gain assurance that they are taking appropriate steps to mitigate Year 2000 problems in their systems and systems they support. The Company began this process in fiscal 1997 and anticipates completion during fiscal 1999, with a remaining estimated cost of approximately $2 million. Although the Company is endeavoring to ensure that the Year 2000 readiness program is comprehensive, it can make no assurance that the program will address all Year 2000 compliance issues in a timely manner.


                        PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders

     The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 1998.

     The Annual Meeting of Shareholders of NUI Corporation was held on January 27, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. At the meeting, the shareholders elected directors, approved amendments to two of the Company's stock plans and ratified the appointment of independent public accountants.

     The total votes were as follows:             Against or
                                        For       Withheld       Abstain

     (1) Election of directors to
         serve for three-year terms:
               John Kean           11,098,714          256,829
               John Kean, Jr.      11,119,420          236,133
               Bernard S. Lee      11,121,448          234,105

     (2) Approval of amendment to
         the 1996 Stock Option
         and Award Plan
                                   10,509,723          717,918   127,912

     (3) Approval of amendment to
         the 1996 Employee
         Stock Purchase Plan       10,923,453          307,166   115,934

     (4) Ratification of the
         appointment of
         Arthur Andersen LLP
         as independent
         public accountants        10,894,597          407,090    53,866

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


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     May 15, 1998                         President and Chief
                                          Executive Officer

                                          A. MARK ABRAMOVIC
     May 15, 1998                         Senior Vice President and
                                          Chief
                                          Financial Officer