Form 10-Q
period 1998-06-30
NUI CORP
filed 1998-08-14
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                      FORM 10-Q

          (Mark One)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998
                                         OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to_________

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


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1998: Common Stock, No Par Value: 12,677,087 shares outstanding.

                          NUI Corporation and Subsidiaries
                    Consolidated Statement of Income (Unaudited)
                  (Dollars in thousands, except per share amounts)

                                        Three Months        Nine Months           Twelve Months
                                            Ended              Ended                  Ended
                                            June 30,           June 30,               June 30,
                                        1998       1997    1998       1997        1998    1997

  Operating Margins
    Operating revenues                $169,004    $125,175    $663,740    $481,120    $791,216    $559,372
      Less - Purchased gas and
         fuel                          130,299      83,575     497,723     309,910     589,736     357,678
         Energy taxes                    2,551       5,895      17,075      29,830      20,843      33,593
                                       -------      ------     -------     -------     -------     -------
                                        36,154      35,705     148,942     141,380     180,637     168,101
                                       -------     -------     -------     -------     -------     -------
  Other Operating Expenses

    Operations and maintenance          23,511      22,071      72,297      69,515      98,058      93,419
    Depreciation and
      amortization                       6,326       5,811      19,401      17,087      25,346      22,052
    Other taxes                          2,568       1,967       7,515       6,934       9,770       8,897
    Income taxes                          (221)        357      14,255      11,909      11,639       8,845
                                       -------     -------     -------     -------     -------     -------
                                        32,184      30,206     113,468     105,445     144,813     133,213
                                       -------     -------     -------     -------     -------     -------

  Operating Income                       3,970       5,499      35,474      35,935      35,824      34,888
                                       -------    --------     -------     -------     -------     -------
  Other Income and (Expense), Net
    Equity in earnings of TIC
       Enterprises, LLC, net                42         562         150         562         922         562
       Other                               132         281       1,052       1,284       1,948       1,923
       Income taxes                        (61)       (295)       (421)       (646)     (1,005)       (891)
                                       -------     -------     -------     -------     -------
                                           113         548         781       1,200       1,865       1,594
                                       -------     -------     -------     -------     -------     -------

  Interest Expense                       4,515       4,682      14,203      13,684      19,439      18,034
                                       -------     -------     -------     -------     -------     -------

  Net Income (Loss)                   $   (432)   $  1,365    $ 22,052    $ 23,451    $ 18,250    $ 18,448
                                       =======     =======     =======     =======     =======     =======

 Net Income (Loss) Per Share of
     Common Stock                     $  (0.03)   $  (0.12)   $   1.76    $   2.10    $   1.49    $   1.66
                                       =======     =======     =======     =======     =======     =======
 Dividends Per Share of
     Common Stock                     $  0.245    $  0.235    $  0.735    $  0.705    $   0.97    $   0.93
                                       =======     =======     =======     =======     =======     =======
 Weighted Average Number of
  Shares of Common Stock
  Outstanding                       12,654,101  11,292,773  12,556,940  11,193,400   12,276,789  11,122,876
                                    ==========  ==========  ==========  ==========   ==========  ==========



             See the notes to the consolidated financial statements

                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                                                June 30,    September 30,
                                                 1998           1997
                                               (Unaudited)        (*)

  ASSETS
  Utility Plant
   Utility plant, at original cost              $722,540        $680,391
   Accumulated depreciation and amortization    (232,753)       (218,895)
   Unamortized plant acquisition adjustments      31,259          32,327
                                                 -------         -------
                                                 521,046         493,823
                                                 -------         -------

  Funds for Construction Held by Trustee          15,539          27,648

  Investment in TIC Enterprises, LLC, net         24,080          26,069

  Investments in Marketable Securities,
    at market                                          -           2,570

  Other Investments                                1,513             170
                                                 -------         -------
  Current Assets
    Cash and cash equivalents                        407          58,793
    Accounts receivable (less
      allowance for doubtful
      accounts of $2,318 as of both dates)        73,715          64,499
    Investments in marketable
      securities, at market                           97           1,834
    Fuel inventories, at average cost             22,237          31,068
    Unrecovered purchased gas costs                4,667           9,602
    Prepayments and other                         40,730          22,953
                                                 -------         -------
                                                 141,853         188,749
                                                 -------         -------
  Other Assets
    Regulatory assets                             52,125          54,607
    Deferred charges and other                    10,476          10,029
                                                 -------         -------
                                                  62,601          64,636
                                                 -------         -------
                                                $766,632        $803,665
                                                 =======         =======
  CAPITALIZATION AND LIABILITIES
  Capitalization
     Common shareholders' equity                $235,266        $218,291
     Preferred stock                                   -               -
     Long-term debt                              229,091         229,069
                                                 -------         -------
                                                 464,357         447,360
                                                 -------         -------
  Capital Lease Obligations                        8,615           9,679
                                                 -------         -------
  Current Liabilities
    Notes payable to banks                        59,466          54,428
    Current portion of long-term debt                  -          54,600
    Current portion of capital lease
      obligations                                  1,657           1,587
    Accounts payable, customer
      deposits and accrued liabilities            86,423          96,655
    Federal income and other taxes                10,816           4,049
                                                 -------         -------
                                                 158,362         211,319
                                                 -------         -------
  Deferred Credits and Other Liabilities
    Deferred Federal income taxes                 64,226          62,391
    Unamortized investment tax credits             5,835           6,171
    Environmental remediation reserve             33,981          33,981
    Regulatory and other liabilities              31,256          32,764
                                                 -------         -------
                                                 135,298         135,307
                                                 -------         -------
                                                $766,632        $803,665
                                                 =======         =======

                   *Derived from audited financial statements
             See the notes to the consolidated financial statements

                        NUI Corporation and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                     Nine Months         Twelve Months
                                        Ended                Ended
                                       June 30,             June 30,
                                    1998     1997         1998     1997


   Operating Activities
   Net income                     $ 22,052   $23,451    $ 18,250  $ 18,448
   Adjustments to reconcile net
     income to net cash
     provided by operating
     activities:
       Depreciation and
         amortization               20,154    18,340      25,854    24,257
       Deferred Federal
         income taxes                1,911     1,372       3,785     3,645
       Amortization of
        deferred investment
        tax credits                   (336)     (348)       (452)     (464)
       Other                           480     1,145         355     1,058
       Effect of changes in:
        Accounts receivable, net    (9,216)  (21,858)     (8,269)  (14,266)
        Fuel inventories             8,831     9,517      (2,563)   (3,522)
        Accounts payable,
          deposits and accruals     (8,082)   10,997       9,054    14,174
        Over (under)
          recovered purchased
          gas costs                  4,935       312       2,009    (6,154)
        Other                      (10,472)     (608)    (19,571    (5,141)
                                    ------    ------      ------    ------
     Net cash provided by
     operating activities           30,257    42,320      28,452    32,035


   Financing Activities
   Proceeds from sales of
     common stock, net of
     treasury stock purchased       3,782      4,030      27,956     3,833
   Dividends to shareholders       (9,252)    (7,886)    (11,941)  (10,334)
   Proceeds from issuance of
     long-term debt                     -          -      53,569         -
   Funds for construction held
     by trustee, net               13,115     13,635      18,264    15,818
   Repayments of long-term debt   (54,600)      (950)    (54,600)     (987)
   Principal payments under
     capital lease obligations     (1,339)    (1,370)     (1,699)   (1,760
   Net short-term borrowings
     (repayments)                   5,038      5,835      (1,264)   32,950
                                   ------     ------      ------    ------
      Net cash (used in)
      provided by financing
      activities                  (43,256)    13,294      30,285    39,520
                                   ------     ------      ------    ------

      Investing Activities
      Cash expenditures for
        utility plant             (43,408)   (35,923)    (58,851)  (49,896)
      Investment in TIC
        Enterprises, LLC              (11)   (22,000)       (595)  (22,000)
      Other                        (1,968)       641        (952)   (1,834)
                                   ------     ------      ------    ------
      Net cash used in
      investing activities        (45,387)   (57,282)    (60,398)  (73,730)
                                   ------     ------      ------    ------
      Net decrease in cash and
      cash equivalents           $(58,386)   $(1,668)    $(1,661)  $(2,175)
                                  =======     ======      ======    ======
    Cash and Cash Equivalents
     At beginning of period      $ 58,793    $ 3,736     $ 2,068   $ 4,243
     At end of period            $    407    $ 2,068     $   407   $ 2,068

     Supplemental Disclosures
     of Cash Flows
       Income taxes paid, net    $  5,262    $ 3,909     $ 6,361   $ 4,552
       Interest paid             $ 17,433     15,165      22,028    15,691

               See the notes to the consolidated financial statements.


                          NUI Corporation and Subsidiaries
                   Notes to the Consolidated Financial Statements


          1.Basis of Presentation

          The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the "Company"). The Company is a multi-state energy sales, services and distribution company. It's utility operations distribute natural gas and provide related customer services in six states through its Northern and Southern divisions. The Northern Division operates in New Jersey as Elizabethtown Gas Company. The Southern Division operates in five states as City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; customer information systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC.

          The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain reclassifications have been made to the prior year financial statements to conform with current year presentation.

          The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

          2.Common Shareholders' Equity

          The components of common shareholders' equity were as follows (dollars in thousands):

                                                     June 30,   September 30,
                                                       1998         1997

          Common stock, no par value                $ 207,243    $ 201,549
          Shares held in treasury                      (1,695)      (1,615)
          Retained earnings                            32,102       19,260
          Unrealized gain on marketable securities          -          120
          Unearned employee compensation               (2,384)      (1,023)
                                                     --------     --------
          Total common shareholders' equity         $ 235,266    $ 218,291
                                                     ========     ========

          3.Restructuring

          On June 4, 1998, the Company announced a reorganization plan to better position itself in an increasingly competitive
          environment.   The reorganization plan also included an early
          retirement program, which was accepted by 73 of the 77 eligible employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company will record a special termination charge associated with these retirements in the fourth quarter of fiscal 1998. In addition, as a result of the reorganization effort, the Company has displaced some of its existing employees. While the cost of the reorganization effort has not yet been finalized, it is estimated to be $10 to $12 million and will be recorded in the fourth quarter of fiscal 1998.

          4.New Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards
          regarding derivative instruments.   SFAS 133 requires that all
          derivative instruments be recorded on the balance sheet at their fair value as either an asset or liability, and that changes in the fair value be recognized currently in earnings unless certain criteria are met.

          SFAS 133 is effective for fiscal years beginning after June 15, 1999. At this time, the Company has elected not to adopt SFAS 133 prior to its effective date. While the impact of adopting SFAS 133 has not yet been quantified, due to it's nature, there could be an impact on earnings when adopted.

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

          5.Contingencies

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

          The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next twenty years. The reserve is net of approximately $4 million which will be borne by a prior owner and operator of two of the Northern Division sites in accordance with a cost sharing agreement. Of this approximate $34 million reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern
          Division MGP sites. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $24 million and be incurred during a future period of time that may range up to fifty years. Of this $24 million in additional possible future expenditures, approximately $12 million relates to the Northern Division MGP sites and approximately $12 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books.

          The Company's prudently incurred remediation costs for the Northern Division MGP sites have been authorized by the NJBPU to be recoverable in rates. The most recent base rate order for the Northern Division permits the Company to utilize full deferred accounting for expenditures related to MGP sites. The order also provides for the recovery of $130,000 annually of MGP related expenditures incurred prior to the rate order. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of June 30, 1998, reflecting the future recovery of environmental remediation liabilities related to the Northern Division MGP sites. The Company is able to recover actual MGP expenses over a rolling seven year period through its MGP
          Remediation Adjustment Clause (RAC). The NJBPU approved the Company's initial RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company submitted a second RAC rate filing to the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. On January 23, 1998 the NJBPU issued an order approving an interim stipulation concerning rate recovery of costs incurred under the second RAC filing. Final approval by the NJBPU on this matter is expected in the fourth quarter. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the Northern Division from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

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


                                     Three Months         Nine Months         Twelve Months
                                         Ended              Ended                Ended
                                        June 30,           June 30,             June 30,

                                     1998      1997       1998      1997      1998      1997
 Operating Revenues (Dollars
  in thousands)
     Firm Sales:
           Residential              $34,553   $41,064   $174,977  $177,769  $198,965  $199,172
           Commercia l               14,399    20,623     81,097    92,849    94,482   105,995
           Industrial                 4,253     4,476     15,751    18,456    20,558    23,268
     Interruptible Sales              9,983    11,224     36,023    41,946    49,921    54,329
     Unregulated Sales               93,078    36,801    316,281   116,937   377,225   134,473
     Transportation Services          8,177     7,097     26,502    21,996    33,123    27,432
     Customer Service, Appliance
     Leasing and Other                4,561     3,890     13,109    11,167    16,942    14,703
                                     ------    ------    -------   -------   -------   -------
                                   $169,004   $125,175  $663,740  $481,120  $791,216  $559,372
                                    =======    =======   =======   =======   =======   =======
     Gas Sold or Transported
     (MMcf)
     Firm Sales:
           Residential                3,377     3,922     19,848    20,968    21,836    23,163
           Commercial                 1,828     2,445     10,686    12,617    12,323    14,523
           Industrial                 1,007     1,086      3,450     3,798     4,471     4,835
     Interruptible Sales              3,090     3,508      9,944    10,942    14,076    14,701
     Unregulated Sales               38,836    17,102    120,695    41,407   142,107    47,852
     Transportation Services          6,716     6,645     23,702    21,461    30,535    28,183
                                    -------   -------    -------   -------   -------   -------
                                     54,854    34,708    188,325   111,193   225,348    133,257
                                    =======   =======    =======   =======   =======   =======
     Average  Utility Customers
     Served
     Firm:
           Residential              339,146   335,884    38,848    335,892   337,849   334,697
           Commercial                23,257    24,386    23,525     24,430    23,633    24,314
           Industrial                   276       299       278        310       282       317
     Interruptible                      105       120       111        122       113       117
     Transportation Services          3,373     1,546     2,909      1,381     2,606     1,253
                                    -------   -------    ------    -------   -------   -------
                                    366,157   362,235   365,671    362,135   364,483   360,698
                                    =======   =======   =======    =======   =======   =======
     Degree Days in New Jersey
           Actual                      476        656     4,339      4,899     4,394     4,945
           Normal                      575        538     5,207      4,936     5,249     4,978
           Percentage variance         17%        22%       17%         1%       16%        1%
             from normal            warmer     colder    warmer     warmer    warmer    warmer

     Employees (period end)                                                    1,166     1,121

     Ratio of Earnings to Fixed
       Charges (Twelve months
       only)                                                                    2.13     2.20


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

          Results of Operations

          The results for the 1998 periods as compared to the 1997 periods reflect changes in the New Jersey tax law which resulted in variations in certain line items on the consolidated statement of income (see "Regulatory Matters"). Effective January 1, 1998,
          New Jersey Gross Receipts and Franchise Taxes (GRAFT) were replaced by a combination of a New Jersey Sales and Use Tax (NJ
          Sales Tax), a New Jersey Corporate Business Tax (NJ CBT) and a temporary Transitional Energy Facility Assessment (NJ TEFA). In prior periods, GRAFT was recorded as a single line item in the reduction of operating margins. Effective January 1, 1998, NJ
          TEFA is recorded in the energy taxes line item as a reduction of operating margins, NJ CBT is recorded in the income taxes line item and NJ Sales Tax is recorded as a reduction of operating revenues. The legislation was designed to be net income neutral over a twelve-month period. However, for the three and nine-month periods ending June 30, 1998, the effect of the three new taxes as compared to the 1997 periods had the effect of reducing operating revenues by approximately $2.8 and $8.6 million, reducing energy taxes by approximately $3.3 and $10.3 million and increasing income tax expense by approximately $0.1 and $2.5 million, respectively. The net effect of the change in the tax law increased net income by approximately $0.3 million, or $.02 per share, in the three-month period ended June 30, 1998, and decreased net income by $0.5 million, or $.04 per share, for the nine-month period ended June 30, 1998, as compared to the prior year periods. The net effect of the change for the twelve-month period ending June 30, 1998 was equal to the effect of the change on nine-month period.

          Three-Month Periods Ended June 30, 1998 and 1997

          Net Income (Loss).  Net loss for the three-month period ended
          June 30, 1998 was $0.4 million, or $0.03 per share, as compared with net income of $1.4 million, or $0.12 per share, for the three-month period ended June 30, 1997. The decrease in the current period was primarily the result of higher operations and maintenance, depreciation, other taxes, and lower other income, partially offset by slightly higher margins.

          Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the gas commodity element of its revenues, the Company's level of operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $43.8 million, or 35%, for the three-month period ended June 30, 1998 as compared with the three-month period ended June 30, 1997, principally due to an increase of approximately $56.3 million in unregulated revenues due to greater activity. This increase was partially offset by a decrease in the Company's utility operations primarily resulting from the effect of warmer weather in the 1998 period in all of the Company's service territories, mainly in New Jersey where it was 17% warmer than normal. Additionally, utility revenues decreased as a result of the tax law changes described above.

          The Company's operating margins increased by $0.4 million, or 1%, for the three-month period ended June 30, 1998 as compared with the three-month period ended June 30, 1997. The Company's utility distribution margins reflected a decrease of approximately $0.1 million as increases due to customer growth, higher Energy
          Conservation Program rates in Florida and the effect of the change in the New Jersey tax law described above were offset by warmer weather in all of the Company's service territories. The
          Company's customer service operations increased by approximately
          $0.6 million as a result of customer additions by UBS, as well as increased equipment repair and contract service in New Jersey.
          Operating margins from the Company's energy sales and service operations showed a slight decrease mainly as a result of lower gas trading profits.

          Other Operating Expenses. Operations and maintenance expenses increased by approximately $1.4 million, or 7%, for the three-month period ended June 30, 1998 as compared with the three-month period ended June 30, 1997. The increase was primarily as a result of higher expenses primarily relating to investments in the Company's unregulated operations, as well as the reversal of certain reserves in the prior year period which management determined to be no longer required. These increases were partially offset by a higher pension credit due to the investment performance of pension plan assets.

          Depreciation and amortization expense increased by approximately
          $0.5 million primarily due to additional plant in service.

          Income tax expense decreased by approximately $0.6 million as lower pre-tax income was partially offset by the change in the New Jersey tax law described above.


          Other Income and (Expense), Net. Other income and expense, net decreased approximately $0.4 million for the three-month period ended June 30, 1998 as compared with the three-month period ended
          June 30, 1997, primarily due to lower net equity earnings from TIC, as the prior year reflected equity in TIC since the effective acquisition date of January 1, 1997. Additionally, the prior year reflected higher dividend income related to more marketable equity securities held, and a gain on the sale of leased property.

          Interest Expense. Interest expense decreased by approximately
          $0.2 million for the three-month period ended June 30, 1998 as compared with the three-month period ended June 30, 1997. The decrease was primarily due to lower average short-term borrowings and lower average interest rates on long-term debt due to the refinancing of bonds in October 1997. These decreases were partially offset by drawdowns of construction funds which have the effect of lowering interest income on the funds held by the trustee.

          Nine-Month Periods Ended June 30, 1998 and 1997

          Net Income. Net income for the nine-month period ended June 30, 1998 was $22.1 million, or $1.76 per share, as compared with net income of $23.5 million, or $2.10 per share, for the nine-month period ended June 30, 1997. The decrease in the current period was primarily due to higher operations and maintenance, depreciation and interest expenses, and the effect on 1998 results of the New Jersey tax law changes described above. These increases were partially offset by higher margins.

          Net income per share in the current period was affected by the increased number of outstanding shares of common stock over the prior period, principally reflecting the Company's issuance of
          1.0 million additional shares in September 1997.

          Operating Revenues and Operating Margins. The Company's operating revenues increased by $182.6 million, or 38%, for the nine-month period ended June 30, 1998 as compared with the nine-month period ended June 30, 1997. The increase was principally due to an increase of unregulated sales of approximately $199.3 million due to greater activity in these operations, customer growth and increased customer service and appliance leasing revenues. These increases were partially offset by the effect of warmer weather in the 1998 period in all of the Company's service territories, primarily in New Jersey where it was 17% warmer than normal, as well as the effect of the tax law changes described above.

          The Company's operating margins increased by $7.6 million, or 5%, for the nine-month period ended June 30, 1998 as compared with the nine-month period ended June 30, 1997. The increase was primarily attributable to an increase of $6.1 million in the Company's utility distribution operations as a result of customer growth in all territories, the effects of changes in the New
          Jersey tax law described above, and an additional $1.5 million due to the effect of a change in the calculation of the New
          Jersey weather normalization clause. These increases were partially offset by the effect of warmer weather in all of the Company's service territories, primarily in New Jersey where it was 17% warmer than normal. On October 22, 1997, the New Jersey
          Board of Public Utilities (NJBPU) approved the Company's petition to revise its weather normalization clause to reflect an increase in the level of degree days used to determine margin revenue differences associated with variations between actual degree days within the months of October through April and the degree days that underlie the Company's base rates. The adjustment was necessitated by a change in instrumentation used to measure temperatures in the Company's service territory. The changes in the weather normalization clause calculation were effective
          October 1, 1996, but were not recorded by the Company until the fourth quarter of fiscal 1997. Operating margins increased in the customer service operations by approximately $1.9 million due to the effect of an increase in the appliance leasing rates in Florida, customer additions by UBS and increased customer service activity in New Jersey. Operating margins from the Company's unregulated operations decreased by approximately $0.1 million primarily due to lower gas trading profits. The Company has weather normalization clauses in its New Jersey and North
          Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $5.6 million and $0.7 million higher in the 1998 and 1997 periods, respectively, than they would have been without such clauses.

          Other Operating Expenses. Operations and maintenance expenses increased by approximately $2.8 million, or 4%, for the nine-month period ended June 30, 1998 as compared with the nine-month period ended June 30, 1998. The increase was primarily the result of higher expenses associated with the continued growth of the Company's unregulated operations plus the reversal of certain reserves in the prior year which management determined were no longer required. These increases were partially offset by a higher pension credit due to the investment performance of pension plan assets.

          Depreciation and amortization increased approximately $2.3 million over the prior year period primarily due to additional plant in service.

          Income tax expense increased by approximately $2.3 million as a result of the change in the New Jersey tax law described above, partially offset by lower pre-tax income.

          Other Income and (Expense), Net. Other income and expense, net decreased approximately $0.4 million for the nine-month period ended June 30, 1998 as compared with the nine-month period ended
          June 30, 1997. The decrease was primarily due to lower results from TIC in the current year as a result of start-up costs related to the addition of new vendor partnerships.

          Interest Expense.  Interest expense increased by approximately
          $0.5 million for the nine-month period ended June 30, 1998 as compared with the nine-month period ended June 30, 1997. The increase was primarily due to higher average long-term borrowings as a result of the drawdown of funds for construction expenditures, partially offset by lower average rates on long-term debt due to the refinancing of bonds in October 1997.
          Drawdowns of construction funds have the effect of lowering interest income on the funds held by the trustee.

          Twelve-Month Periods Ended June 30, 1998 and 1997

          Net Income. Net income for the twelve-month period ended June 30, 1998 was $18.3 million, or $1.49 per share, as compared with $18.4 million, or $1.66 per share, for the twelve-month period ended June 30, 1997. The decrease in the current period was primarily due to higher operations and maintenance, depreciation and interest expenses, and the effect of the changes in the New
          Jersey tax law described above. These variances were partially offset by higher operating margins.

          Net income per share for the twelve-month period ended June 30, 1998 as compared to the twelve-month period ended June 30, 1997 was affected by the increased number of outstanding shares of common stock reflecting the Company's issuances of 1.0 million additional shares in September 1997 and 1.8 million additional shares in May 1996.

          Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended June 30, 1998 increased approximately $231.8 million, or 41%, as compared with the twelve-month period ended June 30, 1997. The increase was primarily due to an increase in sales by the Company's unregulated operations of approximately $242.8 million, and increased customer service and appliance leasing revenues. These increases were partially offset by warmer weather in the current period in all of the Company's service territories, as well as the effect of the changes in the New Jersey tax law described above.

          The Company's operating margins increased by $12.5 million, or 7%, for the twelve-month period ended June 30, 1998 as compared with the twelve-month period ended June 30, 1997. The increase reflects approximately $9.2 million of additional margins generated by the Company's utility distribution operations, approximately $2.5 million of additional margins generated by the Company's customer service and appliance leasing operations, and approximately $2.1 million of additional margins generated by the Company's unregulated operations. The increase in the Company's utility distribution operations was primarily due to customer growth, changes in the New Jersey tax law described above and the change in the calculation of the weather normalization clause in New Jersey. The increase in the customer service and appliance leasing operations was primarily due to the an increase in leasing rates in Florida, customer additions by UBS, and increased customer service activity in New Jersey. The increase in the unregulated operations was primarily due to increased activity as well as favorable market conditions in the quarter ended September 30, 1997. As a result of weather normalization clauses, operating margins were approximately $5.6 million and $0.7 million more in the 1998 and 1997 periods, respectively, than they would have been without such clauses.

          Other Operating Expenses. Operations and maintenance expenses increased approximately $4.6 million, or 5%, for the twelve-month period ended June 30, 1998 as compared with the twelve-month period ended June 30, 1997. The increase was primarily the result of higher expenses related to the continued growth of the Company's unregulated operations, and the reversal of certain reserves in the prior year period that management determined were no longer required. These increases were partially offset by a higher pension credit due to the investment performance of pension plan assets.

          Depreciation and amortization expense increased by approximately
          $3.3 million over the prior year period primarily as a result of additional plant in service.

          Income taxes increased by approximately $2.8 million over the prior year period due primarily to the changes in the New Jersey tax law described above.

          Interest Expense. Interest expense increased by $1.4 million for the 1998 period as compared with the 1997 period. The increase was primarily due to the higher average long-term borrowings as a result of the drawdown of funds for construction expenditures, partially offset by lower average rates on long-term debt due to the refinancing of bonds in October 1997. Drawdowns of construction funds have the effect of lowering interest income on the funds held by the trustee.

          Regulatory Matters

          In July 1997, the State of New Jersey enacted legislation that eliminated the gross receipts and franchise taxes effective
          January 1, 1998. These taxes were replaced with a 6% sales tax on sales of electricity and natural gas, a corporate business tax currently paid by all corporations in the State, and the NJ TEFA.
          The legislation was intended, in part, to provide comparability between utilities that paid gross receipts and franchise taxes and non-utility energy companies that did not. A key objective of this legislation was to maintain energy tax revenue neutrality in 1998. The NJ TEFA tax is scheduled to be phased out at a rate of approximately 20% per year starting in 1999. These tax changes are designed to have no effect on the Company's net income over a twelve-month period or on overall rates charged to customers, until the NJ TEFA reductions occur, and should not have a material effect on working capital. The Company paid approximately $25 million of gross receipts and franchise taxes to the State in 1997. See "Results of Operations" for a discussion of the effect of the new taxes in the 1998 periods.

          On November 20, 1997, the Northern Division amended its July 31,
          1997 proposal filed with the NJBPU to increase its annual purchased gas adjustment revenues by approximately $14.7 million and change the way it recovers gas supply costs from its different classes of customers. On January 23, 1998 the NJBPU issued an order approving an interim stipulation of the parties concerning a number of the Company's rates, including rates charged under the purchased gas adjustment clause. The interim stipulation also provided that the Company was required to propose a timetable for resolving issues related to offering transportation services to all customers, and the continuation of the Company's role as merchant and supplier of last resort. A final order by the NJBPU on the Company's amended proposal is expected in the fourth quarter.


          Financing Activities and Resources

          The Company had net cash provided by operating activities of $30.3 million for the nine-month period ended June 30, 1998 as compared with $42.3 million for the nine-month period ended
          June 30, 1997. The decrease was primarily due to more timely payments of accounts payable and accruals in the current year, partially offset by better collections on receivables and additional collections of gas costs under the Company's purchased gas adjustment clauses. For the twelve-month period ended June
          30, 1998, the Company had net cash provided by operating activities of $28.5 million as compared with $32.0 million for the twelve-month period ended June 30, 1997. The decrease was primarily due to the same reasons described for the nine-month period.

          Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The
          Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

          Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $63.4 million at 5.8% for the nine-month period ended June 30, 1998 and $64.4 million at 5.3% for the nine-month period ended June 30, 1997. At June 30, 1998, the
          Company had outstanding notes payable to banks amounting to $59.5 million and available unused lines of credit amounting to $86.5 million.

          Long-Term Debt and Funds for Construction Held by Trustee. In
          November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of June 30, 1998, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. While the Company has no present intention to issue additional securities subject to the shelf registration, such securities may be issued from time to time, depending upon the Company's needs and prevailing market conditions.

          The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 1998, the total unexpended portions of all of the Company's Gas Facilities
          Revenue Bonds were $10.7 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

          The Company prepaid $54.6 million of its Gas Facilities Revenue
          Bonds in October 1997 with proceeds received in fiscal 1997 from a new bond issuance.

          Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment plan, and other employee benefit plans. The proceeds from such issuances amounted to approximately $3.9 and $4.0 million for the nine-month periods ended June 30, 1998 and 1997, respectively, and were used primarily to reduce outstanding short-term debt. Effective May 26, 1998 several of these plans commenced purchasing shares on the open market to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing from open market purchases to purchases directly from the Company, or vice versa.

          Dividends. On November 6, 1997, the Company increased its quarterly dividend to $0.245 per share of common stock. The previous quarterly rate was $0.235 per share of common stock.

          The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $50.7 million of cash dividends at June 30, 1998.

          Capital Expenditures and Commitments

          Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $43.8 million for the nine-month period ended June 30, 1998 as compared with $35.9 million for the nine-month period ended June
          30, 1997. Capital expenditures are expected to be approximately
          $60 million for fiscal 1998, as compared with a total of $52.3 million in fiscal 1997.

          The Company owns or previously owned six former MGP sites in the Northern Division and ten MGP sites in the Southern Division. The
          Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to Northern Division MGP sites and approximately $4 million relates to Southern Division MGP sites. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed the approximately $34 million reserve by an amount that could range up to $24 million and be incurred during a future period of time that may range up to fifty years. Of this $24 million in possible future expenditures, approximately $12 million relates to the Northern Division MGP sites and approximately $12 million relates to the Southern Division MGP sites. As compared with the approximately $34 million reserve discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books.
          The Company believes that all costs associated with the Northern
          Division MGP sites will be recoverable in rates or from insurance carriers. The Company is able to recover actual MGP expenses over a rolling seven-year period through its MGP Remediation
          Adjustment Clause (RAC). The NJBPU approved the Company's initial
          RAC rate filing on April 2, 1997 at which time the Company began recovery of approximately $3.1 million, which represents environmental costs incurred from inception through June 30, 1996. On August 5, 1997, the Company submitted a second RAC rate filing to the NJBPU to recover an additional $0.5 million in environmental costs incurred from July 1, 1996 through June 30, 1997. On January 23, 1998 the NJBPU issued an order approving an interim stipulation concerning rate recovery of costs incurred under the second RAC filing. Final approval by the NJBPU on this matter is expected in the fourth quarter. With respect to costs which may be associated with the Southern Division MGP sites, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able at this time to express a belief as to whether any or all of these recovery efforts related to the Southern Division MGP sites will ultimately be successful.

          Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $74 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The
          Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 9 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The
          Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

          The Company is scheduled to repay $20 million of Medium-Term
          Notes in August 2002.

          Year 2000

          Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without provision for the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results which could result in an impact on NUI's operations and businesses and have a resulting adverse financial impact. The Company has undertaken a systems readiness program to mitigate the risks associated with the Year
          2000 issue. This program was developed to identify any systems that are not presently Year 2000 compliant, and to replace or modify these systems. In addition, the Company is working with its suppliers on this issue to gain assurance that they are taking appropriate steps to mitigate Year 2000 problems in their systems and systems they support. The Company began this process in fiscal 1997 and anticipates completion during fiscal 1999, with a remaining estimated cost of approximately $2 million.
          Although the Company is endeavoring to ensure that the Year 2000 readiness program is comprehensive, it can make no assurance that the program will address all Year 2000 compliance issues in a timely manner.


                             PART II - OTHER INFORMATION


          Item 4.   Submission of Matters to a Vote of Security Holders

               None

          Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

          Exhibit
            No.     Description of Exhibit                  Reference


           27  Financial Data Schedule                      Filed herewith

          (b)  Reports on Form 8-K

               None


                                     SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NUI CORPORATION

                                               JOHN KEAN, JR.
          August 14, 1998                      President and Chief
                                               Executive Officer

                                               A. MARK ABRAMOVIC
          August 14, 1998                      Senior Vice President and
                                               Chief Financial Officer
