Form 10-K405
period 1998-09-30
NUI CORP
filed 1998-12-28
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-K
   (Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended September 30, 1998
                                  OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to__________

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

                                      X

   The aggregate market value of 11,901,584 shares of common stock held by non-affiliates of the registrant calculated using the $24.3125 per share closing price on November 30, 1998 was $289,357,261.

   The number of shares outstanding for each of the registrant's classes of common stock, as of November 30, 1998:


         Common Stock, No Par Value:   12,656,781 shares outstanding.

   Documents incorporated by reference: NUI Corporation's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 28, 1998.



                            NUI Corporation

                  Annual Report on Form 10-K For The
                 Fiscal Year Ended September 30, 1998

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

                                PART II

   Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters....................................10
   Item 6. Selected Financial Data................................11
   Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................13
   Item 8. Financial Statements and Supplementary Data............22
   Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................22

                               PART III

   Item 10. Directors and Executive Officers of the Registrant....23
   Item 11. Executive Compensation................................23
   Item 12. Security Ownership of Certain Beneficial Owners and
             Management...........................................23
   Item 13. Certain Relationships and Related Transactions........23

                                PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..............................................24


                            NUI Corporation

                  Annual Report on Form 10-K for the
                 Fiscal Year Ended September 30, 1998



                                PART I
   Item 1. Business

   NUI Corporation (NUI or the Company) was incorporated in New Jersey in 1969. NUI is a multi-state energy sales, services and distribution company. The Company's natural gas utility distribution operations serve approximately 366,000 customers in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through it's NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; energy project development and consulting through its NUI Energy Solutions, Inc. subsidiary; environmental project development services through its NUI Environmental Group, Inc. subsidiary; customer account management and field operations systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC (see Note 2 of the Notes to the Consolidated Financial Statements).

   The principal executive offices of the Company are located at 550 Route 202-206, Box 760, Bedminster, NJ 07921-0760; telephone: (908) 781-0500.

   Territory and Customers Served

   See Item 6 - "Selected Financial Data-Summary Consolidated Operating Data" for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average number of utility customers served. The Company's primary business is its utility operations, which serve approximately 366,000 customers, of which 67% are in New Jersey and 33% are in other states. Most of the Company's utility customers are residential and commercial customers who purchase gas primarily for space heating. The Company's operating revenues for fiscal 1998 amounted to approximately $828 million, of which 36% was generated by utility operations in New Jersey, 13% was generated by utility operations in other states and 51% by the Company's unregulated activities. Gas volumes sold or transported in fiscal 1998 amounted to 245.7 million Mcf, of which approximately 26% was sold or transported in New Jersey, 7% was sold or transported in other states and 67% represented unregulated sales. An Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas.

   Natural Gas Utility Operations

   Elizabethtown Gas. The Company, through Elizabethtown Gas (Elizabethtown), provides gas service to approximately 244,000 customers in franchised territories within seven counties in central and northwestern New Jersey. Elizabethtown's 1,300 square-mile service territory has a total population of approximately 950,000. Most of the state's customers are located in densely-populated central New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating.



   Elizabethtown's gas volumes sold or transported and customers served for the past three fiscal years were as follows:



             Gas Volumes Sold or Transported (in thousands of Mcf)

                                         1998    1997      1996
          Firm Sales:
              Residential              18,299  19,485    20,862
              Commercial                7,587   9,333    11,337
              Industrial                3,903   4,085     4,709
          Interruptible Sales          11,927  12,886    11,885
          Unregulated Sales            17,124  14,753     7,062
          Transportation Sales         23,367  22,510    19,793
                                       ------  ------    ------
          Total                        82,207  83,052    75,648
                                       ======  ======    ======

              Utility Customers Served (twelve-month average)

                                         1998    1997      1996
          Firm Sales:
           Residential-Heating        168,475 165,305   162,156
           Residential-Non-heating     56,358  57,380    58,558
              Commercial               15,907  16,922    17,232
              Industrial                  229     262       291
          Interruptible Sales              72      72        72
          Transportation Services       2,773   1,373       600
                                      ------- -------   -------
          Total                       243,814 241,314   238,909
                                      ======= =======   =======

   Gas volumes sold to the Company's firm customers are sensitive to the weather in New Jersey. In fiscal 1998, the weather in New Jersey was 17% warmer than normal and 9% warmer than the prior year. Additionally, weather in fiscal 1997 was 4% warmer than normal and 11% warmer than fiscal 1996. While the effect of the warm weather has caused sales of gas to decline, Elizabethtown's tariff contains a weather normalization clause that is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $5.6 million and $2.0 million higher in fiscals 1998 and 1997, respectively, than they would have been without such clauses. For a further discussion on variations in revenues, see
   Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   The growth in the number of residential heating customers principally reflects the Company's marketing emphasis to convert residential non-heating customers to full gas heating service. Approximately 70% of the residential heating customers added in New Jersey since 1991 represented homes that were converted to gas heating from other forms of space heating and the remainder consisted of new homes.


   In response to proposed new energy legislation in New Jersey, the Company recently filed a proposed residential transportation program to allow customers to contract with third-party suppliers by September 2001. Action by the New Jersey Board of Public Utilities (NJBPU) on this proposal is anticipated in early 1999.

   Effective January 1, 1995, the NJBPU authorized new tariffs designed to provide for the unbundling of natural gas transportation and sales service to commercial and industrial customers. As of September 30, 1998, 2,930 commercial sales customers had switched to transportation-only service under the new tariff. The commercial sales market continues to grow. In fiscal 1998, 673 schools and businesses converted to gas heating systems with the Company or switched from interruptible service to commercial firm service.

   The Company's industrial customers also have the ability to utilize transportation service and purchase their gas from other suppliers. The rate charged to transportation customers remains regulated as to price and returns. Tariffs for transportation service have been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, the Company is financially indifferent as to whether it transports gas or sells gas and transportation together.

   Elizabethtown's "interruptible" customers have alternative energy sources and use gas on an "as available" basis. Variations in the volume of gas sold or transported to these customers do not have a significant effect on the Company's earnings because in accordance with New Jersey regulatory requirements, 80% of the margins that otherwise would be realized on gas sold or transported to interruptible customers are used to reduce gas costs charged to firm sales customers. This percentage was reduced, effective May 12, 1997, from 90% of interruptible sales margins and 95% of transportation margins.

   The Company provides gas sales and transportation services comprising 20% of the primary fuel requirements of a 614 megawatt cogeneration facility that began commercial operation in New Jersey in July 1992 to supply electric power to New York City. In fiscal 1998, sales and transportation of gas to this customer accounted for approximately 7% of the Company's operating revenues and approximately 9% of total gas sold or transported. The Company was authorized by the NJBPU to retain a total of approximately $2.3 million of the operating margins realized from these sales. The Company reached this maximum during fiscal 1995 and, therefore, all margins realized from the sale of gas to this customer in fiscals 1998, 1997 and 1996 were used to reduce gas costs charged to firm customers.

   In order to maximize the value of the Company's gas supply portfolio, in fiscal 1995 the Company began selling available gas supply and excess interstate pipeline capacity to other gas service companies and to customers located outside of the Company's service territories. The price of gas sold to these customers is not regulated by the NJBPU, however the NJBPU has authorized the Company to retain 15% of the margins realized from these sales. This percentage was decreased from 20% effective August 20, 1998. The percentage of these margins that is not retained is used to reduce gas costs charged to firm customers.

   City Gas Company of Florida. City Gas Company of Florida (City Gas) is the second largest natural gas utility in Florida, supplying gas to over 98,000 customers in Dade and Broward Counties in south Florida, and in


   Brevard, Indian River and St. Lucie Counties in central Florida. City Gas' service areas cover approximately 3,000 square miles and have a population of approximately 1.7 million.

   City Gas' gas volumes sold or transported and customers served for the past three fiscal years were as follows:

          Gas Volumes Sold or Transported (in thousands of
          Mcf)

                                   1998        1997    1996
          Firm Sales:
              Residential           1,880       1,850   2,130
              Commercial            3,572       3,944   4,096
          Interruptible Sales         461       1,162   1,259
          Unregulated Sales         5,956       4,124   1,779
          Transportation Sales      3,388       2,277     908
                                   ------      ------  ------
          Total                    15,257      13,357  10,172
                                   ======      ======  ======


           Utility Customers Served (twelve-month average)

                                   1998        1997    1996
          Firm Sales:
              Residential          93,227      92,724  92,179
              Commercial            4,748       4,706   4,629
          Interruptible Sales          10          16      19
          Transportation Services     125          51      36
                                   ------      ------  ------
          Total                    98,110      97,497  96,863
                                   ======      ======  ======


   City Gas' residential customers purchase gas primarily for water heating, clothes drying and cooking. Some customers, principally in central Florida, also purchase gas to provide space heating during the relatively mild winter season. Year-to-year growth in the average number of residential customers primarily reflects new construction. The rate of residential market growth has slowed in fiscal 1998 and 1997, as build-out commitments from prior years expansions in the south Florida service areas were concluded. On March 31, 1998, City Gas purchased a city-owned and operated propane distribution system from Port St. Lucie. The system was converted to natural gas during the year and added 1,200 residential homes and one major commercial property. The volume from the residential market in fiscal 1996 benefited from cooler weather in Central Florida than experienced in fiscals 1998 and 1997.

   City Gas' commercial business consists primarily of schools, businesses and public facilities, of which the number of customers tends to increase concurrently with the continuing growth in population within its service areas. As with its residential markets, the Company is seeking to maximize the utilization of its existing mains by emphasizing marketing efforts toward potential commercial business along these lines.

   City Gas' industrial customers and certain commercial customers, are served under tariffs applicable to "interruptible" customers. Unlike Elizabethtown, City Gas' interruptible customers do not generally have alternative energy sources, although their service is on an "as available" basis. The Company retains all of the operating margins from sales to these customers.

   Certain commercial and industrial customers have converted their natural gas service from a sales basis to a transportation basis. City Gas' transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales. In November 1997, the Florida Public Service Commission (FPSC) approved City Gas' proposal to offer unbundled gas service to certain small commercial customers, in a manner similar to that currently in place in the Company's New Jersey service territory.

   During fiscal 1996, the Company began selling available gas supply and excess interstate pipeline capacity to other gas service companies and to customers located outside of the Company's service territories. The price of gas sold to these customers is not regulated by the FPSC; however, the FPSC has ordered that 50% of the margins realized from these sales be used to reduce gas costs charged to firm customers.


   North Carolina Gas. The Company, through North Carolina Gas, provides gas service to approximately 13,800 customers in Rockingham and Stokes Counties in North Carolina, which territories comprise approximately 560 square miles. During fiscal 1998, North Carolina Gas sold or transported approximately 4.4 million Mcf of gas as follows: 18% sold to residential customers, 11% sold to commercial customers, 20% sold to industrial customers on system, 13% sold to industrial customers through unregulated off-system sales, and 38% transported to commercial and industrial customers. The North Carolina Public Utilities Commission has ordered that 75% of margins realized from off-system sales be used to reduce gas costs charged to firm customers.

   Elkton Gas Service ("Elkton"). The Company, through Elkton, provides gas service to approximately 3,800 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. During fiscal 1998, Elkton sold approximately 761,000 Mcf of gas as follows: 24% sold to residential customers, 20% sold to commercial customers and 56% sold to industrial customers.

   Valley Cities Gas Service ("VCGS") and Waverly Gas Service ("WGS").
   VCGS and WGS provide gas service to approximately 6,200 customers in franchised territories comprising 104 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas, respectively. During fiscal 1998, VCGS and WGS sold or transported approximately 3.9 million Mcf of gas as follows: 13% sold to residential customers, 7% sold to commercial customers, 3% sold to industrial customers on system, 16% sold to industrial customers through unregulated sales off-system, and 61% transported to commercial and industrial customers.

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

   The Company's gas supply during fiscal 1998 came from the following sources: approximately 18% from purchases under contracts with primary pipeline suppliers and additional purchases under their filed tariffs; approximately 82% from purchases from various producers and gas marketers, and purchases under long-term contracts with independent producers and less than 1% from propane and liquefied natural gas ("LNG"). The Company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 1998, the Company's largest single supplier accounted for approximately 10% of the Company's total gas purchases.

   The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to deliver, on a firm year-round basis, of up to 93.7 million Mcf of natural gas annually with a maximum of approximately 277,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

   The Company has long-term gas purchase contracts for the supply of natural gas for its system with seven suppliers, including one interstate pipeline company, three gas marketers and three independent producers. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to 36 million Mcf of natural gas annually with a maximum of approximately 98,600 Mcf per day. In order to achieve greater supply flexibility, and to more closely match its gas supply portfolio to changes in the market it serves, the Company recently allowed a long-term gas supply contract to expire at the conclusion of its primary terms. As a result, the Company has reduced its fixed gas cost obligations. The Company has replaced the supply with both spot market gas and shorter-term, seasonal firm supply, thus reducing the average term of its long-term obligations. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers. In fiscal 1995, the Company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the "Co-op"). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies. Participation in and reliance upon certain contractual arrangements among Co-op members has allowed the Company to reduce costs associated with winter services.

   In order to have available sufficient quantities of gas during the heating season, the Company stores gas during non-peak periods and purchases supplemental gas, including propane, LNG and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the Company with an aggregate of 15 million Mcf of natural gas storage capacity and provide the Company with the right to receive a maximum daily quantity of 176,100 Mcf. The contracts with cogeneration customers provide 35,800 Mcf of daily gas supply to meet peak loads by allowing the Company to take back capacity and supply that otherwise is dedicated to serve those customers.

   The Company has an LNG storage and vaporization facility in New Jersey for handling peak gas demand. It has a daily delivery capacity of 29,800 Mcf and storage capacity of 131,000 Mcf.

   The Company's maximum daily sendout in fiscal 1998 was approximately 348,500 Mcf in New Jersey and 77,900 Mcf in the other service territories combined. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for New Jersey of approximately 402,500 Mcf and approximately 121,300 Mcf for the other service territories combined.

   Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $74 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately nine billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

   The Company distributes gas through approximately 6,100 miles of steel, cast iron and plastic mains. The Company has physical interconnections with five interstate pipelines in New Jersey and one interstate pipeline in Florida. In addition, the Company has physical interconnections in North Carolina and Pennsylvania with interstate pipelines, which also connect to New Jersey. Common interstate pipelines along the Company's operating system provide the Company with greater flexibility in managing pipeline capacity and supply, and thereby optimizing system utilization.

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

   The Company's current rates and tariffs for New Jersey reflect a rate case that was settled in October 1991, under which the Company obtained a weather normalization clause - see "Elizabethtown Gas". In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales services for Elizabethtown's commercial and industrial customers. The new tariffs became effective on January 1, 1995 and are designed to be neutral as to the operating margins of the Company.

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

   Unregulated Operations

   NUI Energy, Inc. (NUI Energy) provides retail gas sales and related services to unbundled retail commercial and industrial customers. NUI Energy's operating margins were $2.5 million in fiscal 1998 as compared with $2.4 million in fiscal 1997 and $1.1 million in fiscal 1996. However, expenses related to the growth of this operation have resulted in net losses in each of these years. In an effort to increase efficiencies in the operation, during fiscal 1998, NUI Energy sold its contracts with 833 non-strategic commercial accounts outside of the Company's utility distribution service territories. These volumes have been replaced by sales to a single commercial aggregator in these same non-strategic areas.

   NUI Energy Brokers, Inc. (NUI Energy Brokers) was formed in 1996 to provide the wholesale energy trading, brokering, and risk management activities of the Company. NUI Energy Brokers trades physical natural gas in four geographic regions: the Northeast, Southeast, Gulf Coast, and Mid Continent. In addition, NUI Energy Brokers trades futures and options contracts on the New York Mercantile Exchange. The risk associated with trading activities is closely monitored on a daily basis and controlled in accordance with the Company's Risk Management Policy. As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. Therefore, the earnings from NUI Energy Brokers are likely to be more volatile than the Company's utility distribution business. NUI Energy Brokers generated margins of $2.8 million in fiscal 1998, $3.6 million in fiscal 1997 and $1.6 million in fiscal 1996.

   Utility Business Services, Inc. (UBS) provides customer information systems and geographic information system services to investor-owned and municipal utilities, as well as third-party providers in the gas, water and wastewater markets. WINS, the premiere customer information system developed and maintained by UBS, is presently serving almost 20 clients with state-of-the-art capabilities in support of almost 600,000 customers. In addition to generating over three million bills each year, UBS assists clients in allied areas such as automatic meter reading, payment processing, and account recovery. Geographic information services are currently provided to nine clients.

   NUI Environmental Group, Inc. (NUI Environmental) was formed by the Company in fiscal 1996 to develop a solution to the rapidly decreasing accessibility of the New York/New Jersey harbor to international commercial shipping traffic. On December 23, 1998, NUI Environmental was selected from a group of sixteen firms that responded to a request for proposal by the State of New Jersey to participate in a Sediment Decontamination Demonstration Project designed to identify new technologies for the productive dredging of the harbor. NUI Environmental must demonstrate the effectiveness of its technology through the pilot scale project, in which it must treat 200 gallons of dredged material from the harbor. If successful in the pilot program, NUI Environmental will contract with the State of New Jersey to treat between 30,000 and 150,000 cubic yards of material.

   On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC (TIC), a newly formed limited liability company, for a purchase price of $22 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses (see Note 2 of the Notes to the Consolidated Financial Statements).

   NUI Energy Solutions, Inc. (NUI Energy Solutions) was formed by the Company in fiscal 1998 to provide energy management and consulting services to existing and new customers. NUI Energy Solutions realized success in 1998, primarily through its project of converting a New Jersey State corrections facility to gas, resulting in a contract for NUI Energy Solutions to modify their boilers and a seven year contract to supply gas commodity. Additionally, during the year, NUI Energy Solutions was selected by Union County in New Jersey for a seven year contract to be the County's exclusive energy manager. Due to start-up costs associated with this business, NUI Energy Solutions recorded a loss in fiscal 1998.

   Persons Employed

   As of September 30, 1998, the Company employed 1,081 persons, of which 296 employees in New Jersey were represented by the Utility Workers Union of America (Local 424), 93 employees in Florida (Locals 769 and
   385) and 17 employees in Pennsylvania (Local 529) were represented by the Teamsters Union, and 44 employees in North Carolina were represented by the International Brotherhood of Electrical Workers (Local 2291). The current collective bargaining agreement with the New Jersey union was negotiated effective December 10, 1998 and expires on November 20, 2001. The North Carolina union collective bargaining agreement was negotiated on August 20, 1998, and expires on August 20, 2001. The collective bargaining agreement in Pennsylvania was negotiated on November 30, 1997 and expires on September 30, 1999. The collective bargaining agreement in Florida was negotiated on March 31, 1998 and expires on March 31, 2001.

   Competition

   The Company competes with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories in which it has distribution mains. In addition, in 1992, the FERC issued Order No. 636 (see "Gas Supply and Operations"). Subsequently, initiatives were sponsored in various states, the purposes of which were to "unbundle" or separate into distinct transactions, the purchase of the gas commodity from the purchase of transportation services for the gas. To that end, as discussed under "Regulation", several of the Company's operating divisions have unbundled commercial and industrial gas purchase and transportation rates.

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

   The Company believes that in order to compete effectively, it must offer a greater variety of services at competitive prices. To this end, the Company has undertaken substantial measures to reorganize itself to prepare for the competitive challenges of the deregulated energy services market. During fiscal 1998, each of the major service lines of the Company were established as separate business units. This is expected to provide several benefits, including focusing management efforts on potential growth opportunities in its core business, and streamlining the management structure of the Company. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition and Outlook" for a discussion of these actions.

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

   Item 2. Properties

   The Company owns approximately 6,114 miles of steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the Company owns peak shaving plants, including an LNG storage facility in Elizabeth, New Jersey.

   The Company also owns real property in Union, Middlesex, Warren, Sussex and Hunterdon counties in New Jersey, and in Dade, Broward, Brevard and St. Lucie counties in Florida, portions of which are under lease to others. The Company's properties include office buildings in Hialeah and Rockledge, Florida that serve as the principal operating offices for the Florida operations; and office buildings in both Reidsville, North Carolina and Sayre, Pennsylvania that serve as operating offices for the North Carolina and the Pennsylvania and New York operations, respectively. The Company also owns various service centers in New Jersey, Florida, North Carolina, Maryland and Pennsylvania from which the Company dispatches service crews and conducts construction and maintenance activities.

   The Company leases office space in Bedminster, New Jersey that serves as its corporate headquarters, and leases certain other facilities in New Jersey and Florida that are operated as customer business offices or operating offices. The Company also leases approximately 160,000 square feet in an office building in Union, New Jersey.

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

   Item 4. Submission of Matters to a Vote of Security Holders

   No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 1998.

                                PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters

   NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported price range per share of NUI common stock for the two years ended September 30, 1998 were as follows:

                            Quarterly      Price Range
                            Cash
                            Dividend     High     Low

                Fiscal
                1998:

                First           $0.245   $29.625   $21.375
                Quarter

                Second           0.245    28.625    25.188
                Quarter

                Third            0.245    29.438    23.313
                Quarter

                Fourth           0.245    25.938    20.313
                Quarter

                Fiscal
                1997:

                First           $0.235   $23.500   $18.875
                Quarter

                Second           0.235    23.625    19.250
                Quarter

                Third            0.235    22.500    19.000
                Quarter

                Fourth           0.235    24.813    19.750
                Quarter

   There were 6,425 shareholders of record of NUI common stock at November 30, 1998.

   It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

   The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay $38 million of cash dividends at September 30, 1998.


   Item 6. Selected Financial Data


                 Selected Consolidated Financial Data
               (in thousands, except per share amounts)

                                 Fiscal Years Ended September 30,
                              1998      1997       1996      1995      1994

   Operating Revenues       $828,036  $608,596   $469,499  $376,884  $405,240
   Net Income               $ 12,314    19,649     14,896     5,517    10,780
   Net Income Per Share        $0.98     $1.75      $1.52     $0.60     $1.25
   Dividends Paid Per Share    $0.98     $0.94      $0.90     $0.90     $1.60

   Total Assets             $776,847  $803,665   $677,662  $610,165  $601,648
   Capital Lease
   Obligations              $  8,566  $  9,679   $ 10,503  $ 11,114  $ 11,932
   Long-Term Debt           $229,098  $229,069   $230,100  $222,060  $160,928
   Common Shareholders'
   Equity                   $222,992  $218,291   $179,107  $140,912  $142,768
   Common Shares
   Outstanding                12,680    12,429     11,086     9,201     9,157




   Notes to the Selected Consolidated Financial Data:
   Net Income for fiscal 1998 includes restructuring and other non-recurring charges amounting to $5.9 million (after tax), or $0.47 per share.

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



                      Summary Consolidated Operating Data

                                     Fiscal Years Ended September 30,
                                 1998      1997      1996     1995     1994
   Operating         Revenues
   (Dollars in thousands)
   Firm Sales:
       Residential           $198,072   $201,757  $194,332  $173,395  $191,297
       Commercial              91,970    106,234   107,067    98,541   110,574
       Industrial              19,684     23,263    25,321    20,083    25,809
   Interruptible Sales         45,594     55,844    50,539    48,282    53,077
   Unregulated Sales          421,751    177,881    55,678     7,498     1,426
   Transportation Services     33,338     28,617    23,085    17,696    13,273
   Customer Service,
   Appliance
   Leasing and Other           17,627     15,000    13,477    11,389     9,784
                              -------    -------   -------   -------    ------
                             $828,036   $608,596  $469,499  $376,884  $405,240
                              =======    =======   =======   =======   =======
   Gas Sold or Transported
   (MMcf)
   Firm Sales:
       Residential             21,771     22,956    24,810    21,276    22,558
       Commercial              12,076     14,254    16,575    15,455    16,175
       Industrial               4,463      4,819     5,407     5,217     5,323
   Interruptible Sales         13,183     15,074    16,003    18,365    16,024
   Unregulated Sales          163,418     62,819    17,804     3,398       689
   Transportation Services     30,831     28,294    25,051    22,154    17,290
                              -------    -------   -------   -------    ------
                              245,742    148,216   105,650    85,865    78,059
                              =======    =======   =======   =======    ======

   Average Utility  Customers
   Served
   Firm Sales:
       Residential            338,958    335,632   332,440   328,644   312,515
       Commercial              23,407     24,312    24,484    24,519    22,638
       Industrial                 275        306       338       430       382
   Interruptible Sales            111        121       120       118       101
   Transportation Services      2,948      1,460       668       184       137
                              -------    -------   -------   -------   -------
                              365,699    361,831   358,050   353,895   335,773
                              =======    =======   =======   =======   =======

   Degree Days in New Jersey    4,356      4,772     5,343     4,333     4,944

   Employees (year end)         1,081      1,126     1,086     1,079     1,186

   Ratio of Earnings to Fixed
   Charges                       1.85       2.11      2.00      1.37      1.66



   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution company. It's utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary (NUI Energy); wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary (NUI Energy Brokers); energy project development and consulting through its NUI Energy Solutions, Inc. subsidiary; environmental project development services through its NUI Environmental Group, Inc. subsidiary; customer account management and field operations systems and services through its Utility Business Services, Inc. subsidiary (UBS); and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC (TIC).

   Results of Operations

   The results for the 1998 fiscal year as compared to 1997 reflect changes in the New Jersey tax law, which resulted in variations in certain line items on the consolidated statement of income (see Regulatory Matters). Effective January 1, 1998, New Jersey Gross Receipts and Franchise Taxes (GRAFT) were replaced by a combination of a New Jersey Sales and Use Tax (Sales Tax), a New Jersey Corporate Business Tax (CBT) and a temporary Transitional Energy Facilities Assessment (TEFA). In prior periods, GRAFT was recorded as a single line item as a reduction of operating margins. Effective January 1, 1998, TEFA is recorded in the energy taxes line item as a reduction of operating margins, CBT is recorded in the income taxes line item and Sales Tax is recorded as a reduction of operating revenues. The legislation was designed to be net income neutral over a twelve-month period, however variations of certain line items on the consolidated statement of income for fiscal 1998 as compared to fiscal 1997 and fiscal 1996 exist. The three new taxes had the effect of reducing operating revenues by approximately $9.9 million, reducing energy taxes by approximately $11.8 million and increasing income tax expense by approximately $1.9 million.

   Fiscal Years Ended September 30, 1998 and 1997

   Net Income. Net income for fiscal 1998 was $12.3 million, or $.98 per share, as compared with net income of $19.6 million, or $1.75 per share in fiscal 1997. The decrease in the current year was primarily due to after-tax non-recurring charges of approximately $5.9 million, or $.47 per share, associated with the restructuring of operations, an early retirement program and other workforce reductions (see Note 3 of the Notes to the Consolidated Financial Statements). Absent these non-recurring charges, net income would have been $18.2 million, or $1.45 per share. The decrease in recurring earnings was mainly attributed to higher depreciation, other taxes and lower other income, partially offset by higher operating margins.


   Net income per share in the current year was also affected by the increased average number of outstanding shares of common stock over the prior year, principally reflecting the Company's issuance of 1.0 million additional shares in September 1997 (see Financing Activities and Resources-Common Stock).

   Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its utility customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of regulated operating revenues is not necessarily indicative of financial performance. The Company's operating revenues increased by $219.4 million, or 36%, in fiscal 1998 as compared with fiscal 1997. The increase was principally due to an increase in unregulated sales of approximately $244.4 million mainly due to increased operations by NUI Energy Brokers, customer growth and increased customer service and appliance leasing revenues. These increases were partially offset by the effect of warmer weather in 1998 in all of the Company's service territories, primarily in New Jersey where it was 17% warmer than normal and 9% warmer than the prior year, as well as the effect of the tax law changes previously described.

   The Company's operating margins increased by $6.9 million, or 4%, in fiscal 1998 as compared with fiscal 1997. The increase was primarily attributable to an increase of approximately $5.2 million in the Company's utility distribution operations as a result of customer growth and the effects of changes in the New Jersey tax law previously described. These increases were partially offset by the effect of warmer weather in fiscal 1998 in all of the Company's service territories, part of which was not fully recovered from customers under weather normalization clauses. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $5.6 million and $2.0 million higher in fiscal 1998 and 1997, respectively, than they would have been without such clauses. Operating margins increased in the customer service operations by approximately $2.4 million due to customer additions by UBS, an increase in the appliance leasing rates in Florida and increased customer service activity in New Jersey. Operating margins from the Company's unregulated operations decreased by approximately $0.8 million primarily due to a lack of market volatility, which negatively impacted margins, and lower off-system sales associated with warm temperatures of the past winter.

   Other Operating Expenses. Operations and maintenance expenses increased by approximately $1.2 million, or 1%, in fiscal 1998 as compared with fiscal 1997. The increase was primarily due to expenses associated with the continued growth of the Company's unregulated operations. These increases were partially offset by a higher pension credit due to the investment performance of pension plan assets.

   The Company incurred approximately $9.7 million of non-recurring charges in the fourth quarter of fiscal 1998 associated with the restructuring of the Company's operations, an early retirement program for non-bargaining unit personnel and other workforce reductions (see Note 3 of the Notes to the Consolidated Financial Statements).

   Depreciation and amortization increased approximately $1.9 million in fiscal 1998 as compared to the prior year, primarily due to additional plant in service.

   The increase in other general taxes of approximately $0.5 million was primarily due to higher payroll-related taxes as a result of a higher average number of employees in fiscal 1998 as compared to fiscal 1997.

   Income tax expense decreased by approximately $1.0 million in fiscal 1998 as compared to fiscal 1997 as a result of lower pre-tax income, partially offset by the change in the New Jersey tax law noted above.

   Other Income and (Expense), Net. Other income and expense, net, decreased by approximately $1.5 million in fiscal 1998 as compared to fiscal 1997. The decrease was primarily due to the lower results from TIC in the current year as a result of additional investments made by TIC in 1998 to grow its sales programs and increase its product lines. Additionally, the prior year results reflected a pre-tax gain of approximately $0.7 million from the sale of certain property in Florida.

   Fiscal Years Ended September 30, 1997 and 1996

   Net Income. Net income for fiscal 1997 was $19.6 million, or $1.75 per share, as compared with net income of $14.9 million or $1.52 per share in fiscal 1996. The increase in 1997 was primarily due to higher margins and other income, partially offset by higher operations and maintenance, depreciation, general taxes and interest expenses.

   Net income per share in 1997 was also affected by the increased average number of outstanding shares of common stock over the prior year, principally reflecting the full effect of the Company's issuance of 1.8 million additional shares in May 1996 (see Financing Activities and Resources-Common Stock).

   Operating Revenues and Operating Margins. The Company's operating revenues increased by $139.1 million, or 30%, in fiscal 1997 as compared with fiscal 1996. The increase was principally due to approximately $122.2 million of additional revenues generated by the Company's unregulated operations, the effect of purchased gas adjustment clauses, a base rate increase in the Company's Florida service territory, increased customer service and appliance leasing revenues, and customer growth (see Regulatory Matters). These increases were partially offset by the effect of warmer weather, mainly in New Jersey where it was 4% warmer than normal and 11% warmer than the prior year.

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

   Depreciation and amortization increased approximately $1.7 million over the 1996 period primarily due to additional plant in service.

   The increase in other taxes of approximately $0.8 million in fiscal 1997 was mainly due to higher real estate, sales and payroll-related taxes.

   The increase in income taxes of approximately $1.5 million in fiscal 1997 was the result of higher pre-tax income.

   Other Income and (Expense), Net. Pre-tax other income and expense, net, increased approximately $2.6 million in fiscal 1997 as compared with fiscal 1996. The increase was primarily due to approximately $1.3 million of net equity earnings in TIC for the period January 1, 1997 through September 30, 1997 (see Note 2 of the Notes to the Consolidated Financial Statements), the sale of certain marketable securities resulting in a realized gain of $0.7 million, and the sale of certain property in Florida, which resulted in a gain of approximately $0.7 million.

   Regulatory Matters

   On August 20, 1998, the New Jersey Board of Public Utilities (NJBPU) approved the Company's petition to increase its annual purchased gas revenues in New Jersey by $9 million. Additionally, the Company was authorized to retain 15% of margins from utility off-system sales and capacity release credits. The Company previously retained 20% of margins from these items.

   The Company has recently filed a petition with the NJBPU to continue its existing purchased gas adjustment rate through September 30, 1999. The Company has also recently filed a proposed residential transportation program to allow customers to contract with third-party suppliers by September 2001. Action on both of these proposals is anticipated in early 1999.

   In July 1997, the State of New Jersey enacted legislation which eliminated the current gross receipts and franchise taxes effective January 1, 1998. These taxes were replaced with a 6% sales tax on sales of electricity and natural gas, a corporate business tax currently paid by all non-utility corporations in the State, and a third tax called the Transitional Energy Facilities Assessment tax (TEFA). The legislation was intended, in part, to provide comparability between utilities that pay gross receipts and franchise taxes and non-utility energy companies that do not. A key objective of this legislation was to maintain energy tax revenue neutrality in 1998, that is, to collect approximately the same amount in new taxes as collected with gross receipts and franchise taxes in 1997. The TEFA tax is scheduled to be phased out over five years. A 13% reduction is expected in 1999. These tax changes are designed to have no effect on the Company's net income or on overall rates charged to customers, until the TEFA reductions occur, and will not have a material effect on working capital. The Company paid approximately $27 million to the State for these taxes in 1998.

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

   Financing Activities and Resources

   The Company's net cash provided by operating activities was $20.9 million in fiscal 1998, $40.5 million in fiscal 1997 and $22.5 million in fiscal 1996. The decrease in fiscal 1998 as compared with fiscal 1997 was primarily due to the timing of payments to gas suppliers, as well as the timing of payments relating to energy taxes. The increase in fiscal 1997 as compared with fiscal 1996 was primarily due to additional collections of gas costs through the Company's purchased gas adjustment clauses and the timing of payments to gas suppliers.

   Because the Company's primary business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

   Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $66.8 million at 5.7% in fiscal 1998, $66.0 million at 5.5% in fiscal 1997 and $39.9 million at 5.6% in fiscal 1996. The weighted average daily amounts of notes payable to banks increased in fiscal 1997 as compared to fiscal 1996 principally due to borrowings to initially finance the Company's acquisition of the 49% interest in TIC (see Common Stock), and additional borrowings to finance portions of the Company's construction expenditures.

   At September 30, 1998, the Company had outstanding notes payable to banks amounting to $87.6 million and available unused lines of credit amounting to $58.4 million.

   Long-Term Debt and Funds for Construction Held by Trustee. On July 9, 1997, the Company issued $54.6 million of tax-exempt Gas Facilities Revenue Refunding Bonds at an interest rate of 5.7%. The bonds mature on June 1, 2032 and were used to refinance previously issued Gas Facilities Revenue Bonds in the aggregate principal amounts and rates of $46.2 million at 6.75% and $8.4 million at 6.625% on October 1, 1997. The proceeds from the refunding bonds were invested in temporary cash investments and were held in trust until the old bonds were called.

   In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of September 30, 1998, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. The Company currently anticipates issuing additional securities subject to the shelf registration in the Spring of 1999.

   The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1998 and 1997, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $7.1 million and $23.8 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

   The Company plans to issue approximately $40 million of tax-exempt Gas Facilities Revenue Bonds in the first quarter of fiscal 1999. Proceeds from the bonds will be deposited in trust and drawn upon to finance certain New Jersey construction expenditures.

   Common Stock. On September 25, 1997, the Company issued an additional
   1.0 million shares of common stock. The net proceeds from the offering totaled $22.6 million and were used to reduce outstanding short-term debt incurred to finance the Company's acquisition of a 49% interest in TIC and for other general corporate purposes.

   On May 20, 1996, the Company issued 1.8 million shares of common stock. The net proceeds from the offering totaled $31.1 million and were used to reduce outstanding debt.

   The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to approximately $4.0 million, $5.7 million and $0.3 million in fiscal 1998, 1997 and 1996, respectively, and were used primarily to reduce outstanding short-term debt. Effective May 26, 1998, several of these plans commenced purchasing shares on the open market to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa. The increase in proceeds received in fiscal 1998 and 1997 as compared to fiscal 1996 reflects that the plans commenced purchasing shares directly from the Company in October 1996.

   The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $38 million of cash dividends at September 30, 1998.

   Capital Expenditures and Commitments

   Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $60.9 million in fiscal 1998, $52.3 million in fiscal 1997 and $37.1 million in fiscal 1996. The increases in fiscal 1998 and 1997 were primarily the result of planned capital investment related to providing gas or transportation service to new customers, and to the Company's investment in new information technology designed to enhance productivity in the long term. The Company's capital expenditures are expected to be approximately $59 million in fiscal 1999.

   The Company owns or previously owned six former MGP sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed this reserve by an amount that could range up to an additional $24 million and be incurred during a future period of time that may range up to 50 years. Of this $24 million in possible additional expenditures, approximately $12 million relates to the New Jersey sites and approximately $12 million relates to the remaining MGP sites. As compared with the $34 million reserve currently recorded on the Company's books as discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $4.4 million of environmental costs incurred through June 30, 1997. Recovery of an additional $0.9 million in environmental costs incurred between July 1, 1997 and June 30, 1998 is currently pending NJBPU approval. With respect to costs which may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

   Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $74 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately nine billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

   The Company prepaid $54.6 million of its Gas Facilities Revenue Bonds in October 1997 with proceeds received from a new bond issuance (see Financing Activities and Resources-Long-Term Debt and Funds for Construction Held by Trustee). The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.

   Purchase of Interest in TIC Enterprises, LLC

   On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC, a limited liability company, for a purchase price of $22.0 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. Under the terms of an LLC Interest Purchase Agreement, the limited liability company will continue the business previously conducted by TIC Enterprises, Inc. NUI has the option, during the period beginning April 1, 2001 (subject to a one-year extension by the seller), to purchase the remaining 51% interest in TIC.

   TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses. The excess of the purchase price over the Company's share of the underlying equity in net assets of TIC is approximately $20.6 million, and is being amortized on a straight line basis over a 25-year period.

   Market Risk Exposure

   The Company's wholesale trading subsidiary, NUI Energy Brokers, uses derivatives for multiple purposes: 1) to hedge price commitments and minimize the risk of fluctuating gas prices, 2) to take advantage of market information and opportunities in the marketplace, and 3) to fulfill its trading strategies and, therefore, ensure favorable prices and margins. These derivative instruments include forwards, futures, options, and swaps.

   The risk associated with uncovered derivative positions is closely monitored on a daily basis, and controlled in accordance with NUI Energy Brokers' Risk Management Policy. This policy has been approved by the Company's Board of Directors and dictates policies and procedures for all trading activities. The policy defines both value-at-risk (VaR) and loss limits, and all traders are required to read and follow this policy. At the end of each day, all trading positions are marked to market and a VaR is calculated. This information, as well as the status of all limits, is disseminated to senior management daily.

   Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95% confidence interval and a one day time horizon, as of September 30, 1998, NUI Energy Brokers' VaR was $185,000.

   Year 2000

   Many existing computer programs and systems with embedded digital microcontrollers, use only two digits to identify a year in the date field, or were not designed in other ways to provide for the upcoming change in the century. If not corrected, many systems that use digital technology could fail or create errors that may result in a significant adverse impact on NUI's ability to provide service, its regulatory relations and financial condition.

   NUI has developed a Risk Mitigation Plan (the Plan) as an internal guide to its systems readiness program. The purpose of the program is to mitigate the risks associated with Year 2000 technology issues. The Plan includes the following phases: (i) development of a detailed inventory of all information technology (IT) and non-IT systems that incorporate any technology component including embedded microprocessors and microcontrollers (Inventory Phase); (ii) assessment of those systems for Year 2000 vulnerability (Assessment Phase); (iii) remediation of the affected systems (Remediation Phase); and (iv) testing of sub-systems, hardware, operating and application software running as integrated systems (Testing Phase). In addition, the Plan requires (v) an analysis of the risk of system failure and the consequences of failure in order to focus testing resources and prioritization of resources under contingency plans (Risk Analysis). The Inventory, Assessment and the Risk Analysis Phases include material direct third-party suppliers and vendors. The final phase is (vi) contingency planning, which is described below.

   Under the Plan, NUI has established an executive level Year 2000 Committee (the Committee) to monitor the Company's Year 2000 progress. This Committee is chaired by NUI's Chief Operating Officer and includes the senior managers of all NUI's business units, the Chief Administrative Officer, General Counsel and Secretary and the Vice President of Corporate Development and Treasurer. The Committee receives monthly reports from a project coordinator and team. Members of the team are responsible for NUI gas distribution system controls, computer hardware, operating and communication systems, and for critical suppliers. The Chairman of the Committee is scheduled to report to NUI's Board of Directors on Year 2000 issues on a periodic basis.
   All major billing, field service, networked information technology and gas distribution control and monitoring systems have been inventoried. Substantial completion of detailed inventorying of known material systems with embedded microcontrollers comprising environmental and support systems, such as telephone systems, heating and air conditioning, and backup electric generating systems are currently scheduled for completion by the end of February 1999.

   Assessment of financial and field service systems is substantially complete, and assessment of the natural gas distribution control and monitoring systems is nearly complete. The Assessment Phase is currently scheduled for substantial completion by February 1999.

   Other than the hand-held meter reading units, all known hardware and operating systems that handle billing and field service, and which required remediation, have been replaced. The remediation of IT systems developed by NUI is nearly complete. NUI's billing systems in Pennsylvania and North Carolina are currently scheduled to be replaced by March 1999. NUI's financial systems will be upgraded to a new version of third-party supplied software, which is currently scheduled for completion in September 1999. Hand-held meter-reading units will be replaced and certain telephone systems may require remediation that is scheduled for completion by the end of March 1999. Any other remediation will be reviewed as and when the need arises.

   Individual programs are generally being tested on a stand-alone basis as they are remediated. However, suites of programs must be tested as entire systems, running on remediated hardware and operating systems. Completion of such integrated testing for billing and field service software is currently planned for the end of February 1999. Integrated testing of other systems is scheduled for completion by the end of September 1999.

   The Risk Analysis Phase involved NUI assigning priority ratings to each of its major systems, based on both the risk of the systems' failure and the potential consequences to the underlying business. This was without taking into account alternatives available under contingency planning. Systems supporting business processes which might affect human safety were assigned the highest rating.

   NUI's systems and customers are vulnerable to systems operated by third-parties that may not be Year 2000 ready. NUI has identified its critical direct suppliers and vendors. These include, at the very highest level of importance, interstate pipeline suppliers, telecommunications carriers, and electric suppliers. Interstate pipeline suppliers must appropriately schedule and control gas supplies to NUI's own distribution systems. Telecommunications carriers' digital circuits are used to control and monitor NUI's gas distribution system with voice circuits as emergency backup and for customers' reporting of emergencies. Electricity supplies are critical to NUI's customers for natural gas heating equipment and industrial process control.

   NUI is assessing the Year 2000 readiness of its critical suppliers and the substantial portion of the assessment work will occur throughout 1999. Assessment of third party systems is currently scheduled to be substantially complete by June 1999. NUI will continue to work with these suppliers through 1999 to gain greater assurance that appropriate steps are being taken to ensure security of supply and the continued
   accurate exchange of critical data.   Any remediation and contingency
   planning will be reviewed and determined based on the results of such third-party assessment.

   The total estimated costs of assessing, remediating and testing NUI's systems for Year 2000 compliance is approximately $3.3 million, of which approximately $1.8 million has been incurred through September 30, 1998. Approximately 50% of these costs will relate to capital projects. The Company has, and will continue, to fund these costs from the operations of the Company. These estimated costs do not include any third-party remediation that may be required, or any resulting contingency planning.

   Customers are dependent on NUI's reliable and secure gas supply, emergency response and billing services. Each of these services relies on the Company's computer systems. A failure in these systems could materially interrupt the normal flow of these services and significantly impact human safety and physical property and have a significant adverse financial impact on NUI, its customers and suppliers. NUI and third-party critical suppliers are also interdependent, and failure of third-party suppliers to be Year 2000 ready could significantly impact the Company's ability to serve its customers. Third-party systems have yet to be reviewed and NUI has not ascertained a reasonably likely worst case scenario. Due to the general uncertainty of the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations or financial condition. The Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and the readiness of third-parties. The Company believes that due to its Plan, the likelihood of major consequences should be reduced.

   Contingency plans will be developed as necessary for the Company's own systems and its third-party relationships, in response to its assessments, remediation and testing activities. Contingency planning is currently scheduled to be completed by June 1999.

   Competition and Outlook

   The Company has undertaken substantial measures to reorganize itself to prepare for the competitive challenges of the deregulated energy services market. During fiscal year 1998, each of the major service lines of the Company were established as separate business units. This is expected to provide several benefits, including focusing management efforts on potential growth opportunities in its core businesses, and streamlining the management structure of the Company. The Company believes that by restructuring, it is also anticipating changes that will be mandated by legislation and regulation in the future.

   The Company's core business operations are organized under three primary lines of business: Distribution Services, Customer Services, and Energy Sales and Services. In addition, the Company owns an interest in TIC (see Purchase of Interest in TIC Enterprises, LLC). The outlook for each is discussed below.

   Distribution Services

   Distribution Services is the primary business of the Company, defined as the distribution, and/or transportation, of energy to retail customers. Such distribution service is regulated as to price, safety and return by the regulatory commissions of the states in which the Company operates.

   The Company has growth opportunities in its distribution business. Almost half of the planned capital investment of $59 million in fiscal 1999 is related to providing gas and/or transportation service to new customers. While the Company is confident that these fiscal 1999 investments will earn a return in excess of its cost of capital, there can be no assurance that the expected margins from each capital investment will be fully realized.

   The sale of gas by utility companies to commercial and industrial customers has been "unbundled," or separated from the transportation service component, by several state regulatory commissions, including the NJBPU and the FPSC. In these states, while the sale of the gas commodity to commercial and industrial customers is now competitive, the transportation service remains regulated as to price and returns and subject to various restrictions and franchise protections. It is anticipated that additional states will unbundle these services for commercial and industrial customers and that, in the near term, states will begin to unbundle these services for residential customers as well.

   Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, the Company is financially indifferent as to whether it transports gas or sells gas and transportation together. Unbundling provides the Company with an opportunity to make additional margins through its unregulated marketing subsidiary, NUI Energy, by competing with other unregulated marketers and brokers for sales of gas.

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

   Customer Services

   The Customer Services unit provides repair and maintenance for customer-owned gas facilities and appliances and, through its UBS subsidiary, provides customer account management services and field operations systems and services for utility companies.

   The Company intends to implement several measures, including the use of new communications technology and scheduling methods, to improve the response time to customer appliance service requests. The Company believes that it can succeed in providing competitive appliance services by focusing on high quality service, thereby maximizing the value of its relationships with its customers. There are, however, several large, well capitalized competitors in the Company's market area. These competitors include neighboring utilities and large retail service chains.

   The Company's UBS subsidiary focuses on providing high quality customer account management and field operations services primarily to small-to-medium sized utility companies and municipalities. These customers typically find UBS' services more affordable than those of its larger competitors, while providing comparable quality for their needs.

   Energy Sales and Services

   The Company's primary operations in Energy Sales and Services are composed of three business lines. The Company's subsidiary, NUI Energy, markets gas service to unbundled retail commercial and industrial customers.

   NUI Energy Brokers performs wholesale sales and brokering of energy, primarily to utilities and energy marketing companies. NUI Energy Brokers also is the provider of energy to the Company's retail marketing subsidiary, NUI Energy. The Company minimizes its risks in this business by limiting its financial and physical positions at any one time. As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. Therefore, the earnings from NUI Energy Brokers are likely to be more volatile than the Company's distribution business (see Market Risk Exposure).

   The third business line within Energy Sales and Services is off-system sales, or the use of utility-owned gas assets to make sales to customers outside of NUI's service areas. Such assets include pipeline capacity and gas storage facilities. These assets are managed separately from non-utility assets, and their use is monitored and regulated by state regulatory commissions. Pursuant to regulatory agreements in some states in which the Company operates, the Company is able to retain a portion of the margins from these sales in varying percentages depending on the state in which the assets are owned.

   TIC Enterprises, LLC

   TIC provides outsourced sales and sales management services to companies that need efficient access to the small-to-medium sized business market across the United States. TIC's growing sales partnerships with several major companies reflect a trend toward outsourcing in American business, which NUI expects to capitalize on through its investment in TIC. TIC will also allow NUI to offer a wide range of telecommunications services and office equipment in addition to energy. NUI expects that TIC will also be an asset in the formation of partnerships with other energy companies trying to find ways to gain access to customers and new products in the newly deregulated energy markets.

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

   Forward-Looking Statements

   This document contains forward-looking statements within the meaning of
   Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions that, while it believes such statements to be reasonable and are made in good faith, such forward-looking statements almost always vary from actual results, and the differences between assumptions made in making such statements and actual results can be material, depending upon the circumstances. Factors, which may make the actual results differ from anticipated results include, but are not limited to, economic conditions; unforeseen competition; weather conditions; fluctuations in the price of natural gas and other forms of energy; the outcome of certain assumptions made in regard to Year 2000 issues; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, investors should not rely upon these forward-looking statements in making investment decisions.

   Item 8. Financial Statements and Supplementary Data

   Consolidated financial statements of the Company as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1998, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

   PART III

   Item 10. Directors and Executive Officers of the Registrant

   Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 28, 1998.

   Item 11. Executive Compensation

   Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 28, 1998.

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 28, 1998.

   Item 13. Certain Relationships and Related Transactions

   Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 24, 1998.


                                PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) (1) Consolidated financial statements of the Company as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998 and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1998 are included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

        (2) The applicable financial statement schedule for the fiscal years 1998, 1997 and 1996 is included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

        (3) Exhibits:
   Exhibit      Description                        Reference
   No.
   2(i)         Letter Agreement, dated June 29,   Incorporated by
                1993, by and between NUI           reference to Exhibit
                Corporation and Pennsylvania &     2(i) to Registration
                Southern Gas Company               Statement No. 33-50561

   2(ii)        Agreement and Plan of Merger,      Incorporated by
                dated as of July 27, 1993, by and  reference to Exhibit
                between NUI Corporation and        2(ii) to Registration
                Pennsylvania & Southern Gas        Statement No. 33-50561
                Company

   3(i)         Certificate of Incorporation,      Incorporated by
                amended and restated as of         reference to Exhibit
                December 1, 1995                   3(i) of NUI's Form 10-K
                                                   Report for Fiscal 1995

   3(ii)        By-Laws, amended and restated as   Incorporated by
                of  September 23, 1997             reference to Exhibit
                                                   3(ii) of NUI's Form 10-K
                                                   Report for Fiscal
                                                   1997

   4(i)         Rights Agreement between NUI       Incorporated by
                Corporation and Mellon Securities  reference to NUI's Form
                Trust Company dated November 28,   8-K dated December 1,
                1995                               1995

   10(i)        Service Agreement by and between   Incorporated by
                Transcontinental Gas Pipe Line     reference to Exhibit
                Corporation and Elizabethtown Gas  10(i) to Registration
                Company ("EGC"), dated             Statement No. 33-
                February 1, 1992  (#3686)          50561

   10(ii)       Service Agreement under Rate       Incorporated by
                Schedule GSS by and between        reference to Exhibit
                Transcontinental Gas Pipe Line     10(ii) of NUI's Form
                Corporation and EGC, dated         10-K Report for Fiscal
                July 1, 1996                       1997

   10(iii)      Service Agreement under Rate       Incorporated by
                Schedule LG-A by and between       reference to Exhibit
                Transcontinental Gas Pipe Line     10(iii) to Registration
                Corporation and EGC, dated         Statement No.  33-50561
                January 12, 1971

   10(iv)       Service Agreement by and between   Incorporated by
                Transcontinental Gas Pipe Line     reference to Exhibit
                Corporation and EGC, dated         10(iv) of NUI's Form
                November 1, 1995                   10-K Report for Fiscal
                (Contract #1.1997)                 1996

   10(v)        Service Agreement by and between   Incorporated by
                Transcontinental Gas Pipe Line     reference to Exhibit
                Corporation and EGC, dated         10(v) of NUI's Form 10-
                November 1, 1995                   K Report for Fiscal
                (Contract #1.1995)                 1996

   10(vi)       Firm Gas Transportation Agreement  Incorporated by
                by and among Transcontinental Gas  reference to Exhibit
                Pipe Line Corporation, EGC and     10(vi) to Registration
                National Fuel Gas Supply           Statement No.  33-50561
                Corporation, dated November 1,
                1984

   10(vii)      Service Agreement by and among     Incorporated by
                Transcontinental Gas Pipe Line     reference to Exhibit
                Corporation and EGC, dated         10(vii) of NUI's Form
                November 1, 1995                   10-K Report for Fiscal
                (Contract #1.1998)                 1996

   10(viii)     Service Agreement for Rate         Incorporated by
                Schedule CDS by and between Texas  reference to Exhibit
                Eastern Transmission Corporation   10(viii) to NUI's Form
                and EGC, dated December 1, 1993    10-K Report for Fiscal
                (Contract #800361)                 1994

   10(ix)       Service Agreement under Rate       Incorporated by
                Schedule FTS-7 by and between      reference to Exhibit
                Texas Eastern Transmission         10(ix) to NUI's Form
                Corporation and EGC, dated         10-K Report for Fiscal
                October 25, 1994 (Contract         1994
                #331720)

   10(x)        Service Agreement for Rate         Incorporated by
                Schedule FTS-5 by and between      reference to Exhibit
                Texas Eastern Transmission         10(x) of NUI's Form 10-
                Corporation and EGC, dated March   K Report for Fiscal
                18, 1996 (Contract #331501)        1997

   10(xi)       Service Agreement under Rate       Incorporated by
                Schedule FTS-8 by and between      reference to Exhibit
                Texas Eastern Transmission         10(xi) to NUI's Form
                Corporation and EGC, dated         10-K Report for Fiscal
                June 28, 1994 (Contract #331013)   1994

   10(xii)      Firm Transportation Service        Incorporated by
                Agreement under FTS-2 Rate         reference to Exhibit
                Schedule by and between City Gas   10(xii) of NUI's Form
                and Florida Gas Transmission,      10-K Report for Fiscal
                dated August 12, 1993              1997

   10(xiii)     Service Agreement for Rate         Incorporated by
                Schedule FTS-2 by and between      reference to Exhibit
                Texas Eastern Transmission         10(xiii) to
                Corporation and EGC, dated         Registration Statement
                June 1, 1993 (Contract #330788)    No. 33-50561

   10(xiv)      Service Agreement under NTS Rate   Incorporated by
                Schedule by and between Columbia   reference to Exhibit
                Gas Transmission Corporation and   10(xiv) to NUI's Form
                EGC, dated November 1, 1993        10-K Report for Fiscal
                (Contract #39275)                  1993

   10(xv)       Service Agreement under SST Rate   Incorporated by
                Schedule by and between Columbia   reference to Exhibit
                Gas Transmission Corporation and   10(xv) to NUI's Form
                EGC, dated November 1, 1993        10-K Report for Fiscal
                (Contract #38045)                  1993

   10(xvi)      Service Agreement under FTS Rate   Incorporated by
                Schedule by and between Columbia   reference to Exhibit
                Gas Transmission Corporation and   10(xvi) to NUI's Form
                EGC, dated November 1, 1993        10-K Report for Fiscal
                (Contract #37882)                  1993

   10(xvii)     Gas Transportation Agreement       Incorporated by
                under FT-G Rate Schedule by and    reference to Exhibit
                between Tennessee Gas Pipeline     10(xvii) to NUI's Form
                Company and EGC (Contract #597),   10-K Report for Fiscal
                dated September 1, 1993            1993

   10(xviii)    Gas Transportation Agreement       Incorporated by
                under FT-G Rate Schedule by and    reference to Exhibit
                between Tennessee Gas Pipeline     10(xviii) to NUI's Form
                Company and EGC (Contract #603),   10-K Report for Fiscal
                dated September 1, 1993            1993

   10(xix)      Service Agreement by and between   Incorporated by
                Transcontinental Gas Pipe Line     reference to Exhibit
                Company and EGC, dated             10(xix) of NUI's Form
                November 1, 1995 (Contract #3832)  10-K Report for Fiscal
                                                   1996

   10(xx)       Firm Transportation Service        Incorporated by
                Agreement under FTS-1 Rate         reference to Exhibit
                Schedule by and between City Gas   10(xx) of NUI's Form
                and Florida Gas Transmission       10-K Report for Fiscal
                dated October 1, 1993 (Contract #  1993
                5034)

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

   10(xxii)     1988 Stock Plan                    Incorporated by
                                                   reference to Exhibit
                                                   10(viii) to
                                                   Registration Statement
                                                   No. 33-21525

   10(xxii)     First Amendment to 1988 Stock      Incorporated by
                Plan                               reference to Exhibit
                                                   10(xxxiii) to
                                                   Registration Statement
                                                   No. 33-46162

   10(xxiii)    Form of Termination of Employment  Incorporated by
                and Change in Control Agreements   reference to Exhibit
                                                   10(xxiii) of NUI's Form
                                                   10-K Report for Fiscal
                                                   1995

   10(xxiv)     Firm Transportation Service        Incorporated by
                Agreement under FTS-2 Rate         reference to Exhibit
                Schedule by and between City Gas   10(xxiv) of NUI's Form
                and Florida Gas Transmission,      10-K Report for Fiscal
                dated December 12, 1991 and        1994
                Amendment dated November 12, 1993
                (Contract #3608)

   10(xxv)      Service Agreement under Rate       Incorporated by
                Schedule LG-A by and between       reference to Exhibit
                Transcontinental Gas Pipeline and  10(xxv) of NUI's Form
                North Carolina Gas Service         10-K Report for Fiscal
                Division of Pennsylvania &         1994
                Southern Gas Company, dated
                August 5, 1971

   10(xxvi)     Service Agreement under Rate       Incorporated by
                Schedule GSS by and between        reference to Exhibit
                Transcontinental Gas Pipeline and 10(xxvi) of NUI's Form North Carolina Gas Service, dated 10-K Report for Fiscal
                July 1, 1996                       1997

   10(xxvii)    1996 Employee Stock Purchase Plan  Incorporated by
                                                   reference to Exhibit
                                                   10(xxvii) of NUI's Form
                                                   10-K Report for Fiscal
                                                   1996

   10(xxviii)   Service Agreement under Rate       Incorporated by
                Schedule FT by and between         reference to Exhibit
                Transcontinental Gas Pipeline and  10(xxviii) of NUI's
                North Carolina Gas Service         Form 10-K Report for
                Division of Pennsylvania &         Fiscal 1994
                Southern Gas Company, dated
                February 1, 1992 (Contract #
                0.3922)

   10(xxix)     1996 Directors Stock Purchase      Incorporated by
                Plan                               reference to Exhibit
                                                   10(xxix) of NUI's Form
                                                   10-K Report for Fiscal
                                                   1996

   10(xxx)      Gas Storage Contract under Rate    Incorporated by
                Schedule FS by and between         reference to Exhibit
                Tennessee Gas Pipeline Company     10(xxx) of NUI's Form
                and Pennsylvania & Southern Gas    10-K Report for Fiscal
                Company, dated September 1, 1993   1994
                (Contract #2277)

   10(xxxi)     Gas Transportation Agreement       Incorporated by
                under Rate Schedule FT-A by and    reference to Exhibit
                between Tennessee Gas Pipeline     10(xxxi) of NUI's Form
                Co. and Pennsylvania & Southern    10-K Report for Fiscal
                Gas Company, dated September 1,    1994
                1993 (Contract #935)

   10(xxxii)    Gas Transportation Agreement       Incorporated by
                under Rate Schedule FT-A by and    reference to Exhibit
                between Tennessee Gas Pipeline     10(xxxii) of NUI's Form
                Co. and Pennsylvania & Southern    10-K Report for Fiscal
                Gas Company, dated September 1,    1994
                1993 (Contract #936)

   10(xxxiii)   Gas Transportation Agreement       Incorporated by
                under Rate Schedule FT-A by and    reference to Exhibit
                between Tennessee Gas Pipeline     10(xxxiii) of NUI's
                Co. and Pennsylvania & Southern    Form 10-K Report for
                Gas Company, dated September 1,    Fiscal 1994
                1993 (Contract #959)

   10(xxxiv)    Gas Transportation Agreement       Incorporated by
                under Rate Schedule FT-A by and    reference to Exhibit
                between Tennessee Gas Pipeline     10(xxxiv) of NUI's Form
                Co. and Pennsylvania & Southern    10-K Report for Fiscal
                Gas Company, dated September 1,    1994
                1993 (Contract #2157)

   10(xxxv)     Employment Agreement, dated as of  Incorporated by
                July 29, 1988, between NUI         reference to Exhibit
                Corporation and Jack Langer        10(xxxv) of NUI's Form
                                                   10-K Report for Fiscal
                                                   1994

   10(xxxvi)    Service Agreement for Rate         Incorporated by
                Schedule FT by and                 reference to Exhibit
                between Transcontinental Gas Pipe  10(xxxvi) of NUI's Form
                Line Corporation and EGC           10-K Report for Fiscal
                (Contract #1.0431) dated April 1,  1995
                1995

   10(xxxvii)   Service Agreement for Rate         Incorporated by
                Schedule FT by and                 reference to Exhibit
                between Transcontinental Gas Pipe  10(xxxvii) of NUI's
                Line Corporation and EGC           Form 10-K Report for
                (Contract #1.0445) dated April 1,  Fiscal 1995
                1995

   10(xxxviii)  Service Agreement for Rate         Incorporated by
                Schedule SS-1 by and between       reference to Exhibit
                Texas Eastern Transmission         10(xxxviii) of NUI's
                Corporation and EGC (Contract      Form 10-K Report for
                (#400196) dated September 23,      Fiscal 1995
                1994

   10(xxxix)    Gas Storage Agreement under Rate   Incorporated by
                Schedule FS by and between         reference to Exhibit
                Tennessee Gas Pipeline Company     10(xxxix) of NUI's Form
                and EGC (Contract #8703) dated     10-K Report for Fiscal
                November 1, 1994                   1995

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

   10(xli)      Form of Deferred Compensation      Incorporated by
                Agreement                          reference to Exhibit
                                                   10(xli) ) of NUI's Form
                                                   10-K Report for Fiscal
                                                   1995

   10(xlii)     1996 Stock Option and Stock Award  Incorporated by
                Plan                               reference to Exhibit
                                                   10(xlii) of NUI's Form
                                                   10-K Report for Fiscal
                                                   1996

   10(xliii)    Service Agreement under Rate       Incorporated by
                Schedule FT by and between Elkton  reference to Exhibit
                Gas and Eastern Shore Natural Gas  10(xliii) of NUI's Form
                Company, dated as of November 1,   10-K Report for Fiscal
                1997 (Contract #010003)            1997

   10(xliv)     Service Agreement under Rate       Incorporated by
                Schedule FT by and between Elkton reference to Exhibit Gas and Eastern Shore Natural Gas 10(xliv) of NUI's Form
                Company, dated as of November 1,   10-K Report for Fiscal
                1997 (Contract #010011)            1997

   10(xlv)      Service Agreement under Rate       Incorporated by
                Schedule FT by and between Elkton reference to Exhibit Gas and Eastern Shore Natural Gas 10(xlv) of NUI's Form
                Company, dated as of November 1,   10-K Report for Fiscal
                1997 (Contract #010012)            1997

   10(xlvi)     Service Agreement under Rate       Incorporated by
                Schedule FT by and between Elkton reference to Exhibit Gas and Eastern Shore Natural Gas 10(xlvi) of NUI's Form
                Company, dated as of November 1,   10-K Report for Fiscal
                1997 (Contract #010013)            1997

   10(xlvii)    Service Agreement under Rate       Incorporated by
                Schedule FT by and between Elkton  reference to Exhibit
                Gas and Eastern Shore Natural Gas  10(xlvii) of NUI's Form
                Company, dated as of November 1,   10-K Report for Fiscal
                1997 (Contract #020003)            1997

   10(xlviii)   Service Agreement under Rate       Incorporated by
                Schedule FT by and between Elkton  reference to Exhibit
                Gas and Eastern Shore Natural Gas  10(xlviii) of NUI's
                Company, dated as of November 1,   Form 10-K Report for
                1997 (Contract #020005)            Fiscal 1997

   12           Consolidated Ratio of Earnings to  Filed herewith
                Fixed Charges

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

        None

              INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

   Consolidated Financial Statements of NUI Corporation and Subsidiaries:

        Report of Independent Public Accountants.............F-2

        Consolidated Financial Statements as of
        September 30, 1998 and 1997 and for each
        of the Three Years in the Period
        Ended September 30, 1998.............................F-3

        Unaudited Quarterly Financial Data for
        the Two-Year Period Ended September 30, 1998
        (Note 12 of the Notes to the Company's Consolidated
        Financial Statements)...............................F-18

   Financial Statement Schedule of NUI Corporation and Subsidiaries:

        Report of Independent Public Accountants.............F-2

        Schedule II - Valuation and Qualifying Accounts
        for each of the Three Years in the
        Period Ended September 30, 1998.....................F-20


   All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To NUI Corporation:

   We have audited the accompanying consolidated balance sheet and statement of consolidated capitalization of NUI Corporation (a New Jersey corporation) and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity, for each of the three years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NUI Corporation and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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




                                   ARTHUR ANDERSEN LLP

   New York, New York
   November 10, 1998



                       NUI Corporation and Subsidiaries
                       Consolidated Statement of Income
               (Dollars in thousands, except per share amounts)


                                                Years Ended September 30,
                                              1998         1997       1996
    Operating Margins
      Operating revenues                  $828,036     $608,596   $469,499
      Less- Purchased gas and fuel         629,221      401,923    268,123
               Energy taxes                 18,852       33,598     36,624
                                           -------      -------    -------
                                           179,963      173,075    164,752
                                           -------      -------    -------
    Other Operating Expenses
      Operations and maintenance            96,506       95,276     94,350
      Depreciation and amortization         24,952       23,032     21,289
      Restructuring and other non-
        recurring charges                    9,686           --         --
      Other taxes                            9,733        9,189      8,433
      Income taxes                           8,307        9,293      7,807
                                           -------      -------    -------
                                           149,184      136,790    131,879
                                           -------      -------    -------
    Operating Income                        30,779       36,285     32,873
                                           -------      -------    -------
    Other Income and Expense, Net

      Equity in Earnings (Losses) of
        TIC Enterprises, LLC, net             (56)        1,334         --
      Other                                  1,207        2,180        897
      Income taxes                           (403)      (1,230)       (337)
                                           -------      -------    -------
                                               748        2,284        560
                                           -------      -------    -------
    Interest Expense                        19,213       18,920     18,537
                                           -------      -------    -------
    Net Income                             $12,314      $19,649    $14,896
                                           =======      =======    =======
    Net Income Per Share of Common
    Stock                                   $  .98       $ 1.75     $ 1.52
                                            ======       ======     ======
    Dividends Per Share of Common           $  .98       $  .94     $  .90
    Stock                                   ======       ======     ======

    Weighted Average Number of Shares
      of Common Stock Outstanding       12,584,335   11,253,513  9,819,431
                                        ==========   ==========  =========




           See the notes to the consolidated financial statements.



                   NUI Corporation and Subsidiaries
                      Consolidated Balance Sheet
                        (Dollars in thousands)
                                                  September 30,
                                                 1998        1997
   ASSETS
   Utility Plant
     Utility plant, at original cost            $737,323    $680,391
     Accumulated depreciation and               (234,484)   (218,895)
       amortization
     Unamortized plant acquisition
       adjustments, net                           30,904      32,327
                                                --------    --------
                                                 533,743     493,823
                                                 -------     -------
   Funds for Construction Held by Trustee         12,254      27,648
                                                 -------     -------
   Investment in TIC Enterprises, LLC             23,874      26,069
                                                 -------     -------
   Investments in Marketable Securities,
     at market                                         -       2,570
                                                 -------     -------
   Other Investments                               1,687         170
                                                 -------    --------
   Current Assets
     Cash and cash equivalents                       929      58,793
     Accounts receivable (less allowance for
      doubtful accounts  of  $1,714  in 1998      62,673      64,499
      and $2,318 in 1997)
     Fuel inventories, at average cost            34,937      31,068
     Unrecovered purchased gas costs               8,061       9,602
     Prepayments and other                        37,790      24,787
                                                 -------     -------
                                                 144,390     188,749
   Other Assets                                  -------     -------
     Regulatory assets                            50,475      54,607
     Deferred assets                              10,424      10,029
                                                 -------     -------
                                                  60,899      64,636
                                                 -------     -------
                                                $776,847    $803,665
                                                 =======     =======
   CAPITALIZATION AND LIABILITIES
   Capitalization (See accompanying
     statements)
     Common shareholders' equity                $222,992    $218,291
     Preferred stock                                  --          --
     Long-term debt                              229,098     229,069
                                                 -------     -------
                                                 452,090     447,360
                                                 -------     -------
   Capital Lease Obligations                       8,566       9,679
                                                 -------     -------
   Current Liabilities
     Notes payable to banks                       87,630      54,428
     Current portion of long-term debt                --      54,600
     Current portion of capital lease              1,810       1,587
       obligations
     Accounts payable, customer deposits and      87,158      96,655
       accrued liabilities
     Federal income and other taxes                5,635       4,049
                                                 -------     -------
                                                 182,233     211,319
   Other Liabilities                             -------     -------
     Deferred Federal income taxes                62,519      62,391
     Unamortized investment tax credits            5,710       6,171
     Environmental remediation reserve            33,981      33,981
     Regulatory and other liabilities             31,748      32,764
                                                 -------     -------
                                                 133,958     135,307
                                                 -------     -------
                                                $776,847    $803,665
                                                 =======     =======

           See the notes to the consolidated financial statements.



                   NUI Corporation and Subsidiaries
                 Consolidated Statement of Cash Flows
                        (Dollars in thousands)

                                                   Years Ended
                                                  September 30,
                                               1998   1997    1996

   Operating Activities
   Net Income                                $12,314   $19,649   $14,896
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization            26,050    24,040   22,315
     Deferred Federal income taxes               357     3,246    7,569
     Non-cash   portion   of   restructuring
       charges                                 7,301         -        -
     Amortization of deferred investment tax
       credits                                  (461)     (464)    (467)
     Other                                     1,743     1,020    4,617
     Effects of changes in:
       Accounts receivable, net                1,826   (20,911) (13,371)
       Fuel inventories                       (3,869)  ( 1,877)  (1,562)
       Accounts payable, deposits and
         accruals                             (7,347)   28,133    8,310
       Over (under) recovered purchased
         gas costs                             1,541    (2,614) (11,882)
       Other                                 (18,604)   (9,707) ( 7,895)
                                              ------    ------   ------
   Net cash provided by operating
     activities                               20,851    40,515   22,530
                                              ------    ------   ------
   Financing Activities
   Proceeds from sales of common stock, net    3,658    28,204   31,371
     of treasury stock purchased
   Dividends to shareholders                 (12,311)  (10,575) ( 8,700)
   Proceeds from issuance of long-term debt      --     53,569   39,000
   Funds for construction held by trustee,
    net                                       16,670    18,784  (29,049)
   Repayments of long-term debt              (54,600)     (950) (30,138)
   Principal payments under capital
    lease obligations                         (1,792)   (1,730)  (1,829)
   Net short-term borrowings (repayments)     33,202      (467)  16,960
                                              ------    ------   ------
     Net cash (used for) provided by
       financing activities                  (15,173)   86,835   17,615
                                              ------    ------   ------
   Investing Activities
   Cash expenditures for utility plant       (59,969)  (51,366) (37,053)
   Investment in TIC Enterprises, LLC              -   (22,584)      --
   Other                                     ( 3,573)    1,657  ( 2,957)
                                              ------    ------   ------
     Net cash (used for) investing
       activities                            (63,542)  (72,293) (40,010)
                                              ------    ------   ------
   Net Increase (Decrease) in Cash
    and Cash Equivalents                    $(57,864)  $55,057  $   135
                                              ======    ======   ======
   Cash and Cash Equivalents
   At beginning of period                    $58,793   $ 3,736  $ 3,601
   At end of period                          $   929   $58,793  $ 3,736

   Supplemental Disclosures of Cash Flows
   Income taxes paid (refunds received),
     net                                     $ 6,482   $ 5,008  $ 2,612
   Interest paid                             $22,094   $19,760  $18,654




           See the notes to the consolidated financial statements.

                    NUI Corporation and Subsidiaries
                Consolidated Statement of Capitalization
                         (Dollars in thousands)

                                                    September 30,
                                                   1998       1997
   Long-Term Debt
   Gas facilities revenue bonds
        6.625% due October 1, 2021               $   --     $ 8,400
        6.75% due October 1, 2021                    --      46,200
        6.35% due October 1, 2022                 46,500     46,500
        6.40% due October 1, 2024*                20,000     20,000
        Variable rate due June 1, 2026*           39,000     39,000
        5.70% due June 1, 2032                    54,600     54,600
   Medium-term notes
        7.125% due August 1, 2002                 20,000     20,000
        8.35% due February 1, 2005                50,000     50,000
                                                 -------    -------
                                                 230,100    284,700
   Current portion of long-term debt                 --     (54,600)
   Unamortized debt discount                      (1,002)    (1,031)
                                                 -------    -------
                                                 229,098    229,069
                                                 -------    -------
   Preferred Stock, 5,000,000 shares
   authorized; none issued                           --         --

   Common Shareholders' Equity

   Common Stock, no par value; shares
    authorized: 30,000,000; shares outstanding:  207,356    201,549
    12,680,398 in 1998 and 12,428,952 in 1997

   Shares held in treasury: 106,739 shares        (1,932)    (1,615)
    in 1998 and 98,475 shares in 1997
   Retained earnings                              19,263     19,260
   Valuation of marketable securities                --         120
   Unearned employee compensation                 (1,695)    (1,023)
                                                 -------    -------
                                                 222,992    218,291
                                                 -------    -------
   Total Capitalization                         $452,090   $447,360
                                                ========   ========

   * The total unexpended portions of the net proceeds from these bonds, amounting to $7.1 million and $23.8 million as of September 30, 1998 and September 30, 1997, respectively, are carried on the Company's consolidated balance sheet as funds for construction held by trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.




           See the notes to the consolidated financial statements.


                      NUI Corporation and Subsidiaries
               Consolidated Statement of Shareholders' Equity
                           (Dollars in thousands)




                                 Common Stock                     Unrealized
                                                                  Gain(Loss)-
                        Shares       Paid-in  Held in   Retained  Marketable    Employee
                        Outstanding  Amount   Treasury  Earnings  Securites     Compensation  Total


Balance,
September 30, 1995      9,201,237    $139,093  $(1,265)  $ 3,921   $   232        $(1,069)      $140,912
Common stock
issued:
  Public
   offering             1,800,000      31,067                                                    31,067
  Other*                   86,973       1,548                                                     1,548
Treasury stock
transactions               (2,334)        260     (299)                                             (39)
Net income                                                14,896                                 14,896
Cash dividends                                            (8,700)                                (8,700)
Unrealized
gain                                                                   157                          157
Unearned
compensation                                                                        (734)          (734)
                       ----------     -------   ------    ------   -------        ------         ------
Balance,
September 30, 1996     11,085,876    $171,968  $(1,564)  $10,117   $   389        $(1,803)      $179,107
Common stock
issued:
  Public
   offering             1,011,400      22,610                                                     22,610
  Other*                  337,420       6,971                                                      6,971
Treasury stock
transactions               (5,744)                 (51)                                              (51)
Net income                                                19,649                                  19,649
Cash dividends                                           (10,575)                                (10,575)
Unrealized
loss                                                                  (269)                         (269)
Unearned
compensation                                                                         (288)          (288)
ESOP
transactions                                                  69                    1,068          1,137
                       ----------     -------    ------   ------     -----          -----         -------
Balance,
September 30, 1997     12,428,952    $201,549  $(1,615)  $19,260    $  120        $(1,023)       $218,291
Common stock
issued*                   259,710       5,807                                                       5,807
Treasury stock
transactions               (8,264)                (317)                                              (317)
Net income                                                12,314                                   12,314
Cash dividends                                           (12,311)                                  (12,311)
Unrealized
(loss)                                                                (120)                          (120)
Unearned
compensation                                                                         (672)           (672)
                       ----------     --------  ------    ------     -----         ------         -------
Balance,
September 30,1998      12,680,398    $207,356  $(1,932)  $19,263    $    -        $(1,695)       $222,992
                       ==========     =======    =====    ======     =====         ======         =======

   * Represents common stock issued in connection with NUI Direct and various employee benefit plans.


           See the notes to the consolidated financial statements.


                   NUI Corporation and Subsidiaries
            Notes to the Consolidated Financial Statements

   1.  Summary of Significant Accounting Policies

   Principles of Consolidation. The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary (NUI Energy); wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary (NUI Energy Brokers); energy project development and consulting through its NUI Energy Solutions, Inc. subsidiary; environmental project development services through its NUI Environmental Group, Inc. subsidiary; customer account management and field operations systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC
   (TIC) (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation.

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

   Utility Plant. Utility plant is stated at its original cost. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying composite average annual rates as approved by the state commissions. The composite average annual depreciation rate was 3% in fiscal 1998, fiscal 1997, and fiscal 1996. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. Repairs of all utility plant and replacements and renewals of minor items of property are charged to maintenance expense as incurred.

   The net unamortized plant acquisition adjustments represent the remaining portion of the excess of the purchase price over the book value of net assets acquired. The excess is being amortized on a straight-line basis over 30 years from the date of acquisition. The results of operations of acquired entities have been included in the accompanying consolidated financial statements for the periods subsequent to their acquisition.

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

   Environmental Reserve. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability is reasonably estimable.

   Stock Compensation. The Company follows the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock based compensation. The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which requires proforma disclosure of the effect of adopting the accounting under SFAS 123. If the Company had adopted SFAS 123, there would not have been a material effect on the results of operation or financial position.

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

   Regulatory Assets and Liabilities. The Company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. The following represents the Company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 1998 and 1997 (in thousands):

                                               1998      1997
        Regulatory Assets
        Environmental investigation and      $34,686   $34,217
         remediation costs
        Unrecovered gas costs                  2,265     7,091
        Postretirement and other employee     12,515    10,041
         benefits
        Deferred piping allowances             2,108     2,512
        Other                                    753       746
                                              ------    ------
                                             $52,327   $54,607
                                             =======   =======
        Regulatory Liabilities

        Net overcollection of income taxes   $ 4,986   $ 5,250
        Refunds to customers                   2,478     2,442
        Other                                    302       272
                                             -------   -------
                                             $ 7,766   $ 7,964
                                             =======   =======


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

   New Accounting Standards. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires disclosures for each business segment that are similar to current requirements, with the addition of quarterly disclosures and more detailed geographic disclosures. The Company is not required to adopt SFAS 131 until fiscal 1999. SFAS 131 relates solely to disclosure provisions, and therefore will not have any effect on the results of operations, financial position and cash flows of the Company.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activitie" (SFAS 133). This statement establishes accounting and reporting standards regarding derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value as either an asset or liability, and that changes in the fair value be recognized currently in earnings unless certain criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. At this time, the Company has elected not to adopt SFAS 133 prior to its effective date. While the impact of adopting SFAS 133 has not yet been quantified, due to its nature, there could be an impact on earnings when adopted.

   2. Purchase of Interest in TIC Enterprises, LLC

   On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC, a limited liability company (LLC), for a purchase price of $22.0 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. Under the terms of an LLC Interest Purchase Agreement, the limited liability company is continuing the business previously conducted by TIC Enterprises, Inc. NUI has the option, during the period beginning
   April 1, 2001 (subject to a one-year extension by the seller), to purchase the remaining 51% interest in TIC.

   TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses. The excess of the purchase price over the Company's share of the underlying equity in net assets of TIC was approximately $20.6 million, and is being amortized on a straight line basis over a 25-year period.

   3. Restructuring and Other Non-Recurring Charges

   In the current year, the Company incurred approximately $9.7 million of pre-tax, non-recurring charges related to the restructuring of its operations, an early retirement program for non-bargaining unit personnel and other workforce reductions.

   In June 1998, the Company offered an early retirement program to its non-bargaining unit personnel. The program was accepted by 74 of the eligible 77 employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recorded a special termination charge of approximately $7.3 million. In addition, the Company recorded approximately $1.5 million of other benefit expenses associated with these employees and approximately $0.9 million of other charges associated with the restructuring of the Company.

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

   The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1998 and 1997, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $7.1 million and $23.8 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

   The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.

   Preferred Stock. The Company has 5,000,000 shares of authorized but unissued preferred stock. Shares of Series A Junior Participating Preferred Stock have been reserved for possible future issuance in connection with the Company's Shareholder Rights Plan described below.

   Shareholder Rights Plan. In November 1995, the Company's Board of Directors adopted a Shareholder Rights Plan under which shareholders of NUI common stock were issued as a dividend one right to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $50 (Right) for each share of common stock held.
   The Rights initially attach to the shares of NUI common stock and can be exercised or transferred only if a person or group (an Acquirer), with certain exceptions, acquires, or commences a tender offer to acquire beneficial ownership of 15% or more of NUI common stock. Each Right, except those held by the Acquirer, may be used by the non-acquiring shareholders to purchase, at the Right's exercise price, shares of NUI common stock having a market value equivalent to twice the Right's exercise price, thus substantially reducing the Acquirer's ownership percentage.

   The Company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of any such event. All Rights expire on November 27, 2005.

   Common Stock.  On September 25, 1997, the Company issued an additional
   1.0 million shares of NUI common stock. The net proceeds from the offering totaled $22.6 million and were used to reduce outstanding short-term debt incurred to finance the Company's acquisition of a 49% interest in TIC (see Note 2) and other general corporate purposes.

   The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective May 26, 1998, several of these plans commenced purchasing shares on the open market to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

   At September 30, 1998, shares reserved for issuance under the Company's common stock plans were: NUI Direct, 62,855; Savings and Investment Plan, 122,135; 1996 Stock Option and Stock Award Plan, 414,307; 1996 Employee Stock Purchase Plan, 147,615; and the 1996 Director Stock Purchase Plan, 29,978.

   Stock Plans. The Company's Board of Directors believes that the interests of both directors and management should be closely aligned with that of shareholders. As a result, under the 1996 Stock Option and Stock Award Plan, the 1996 Director Stock Purchase Plan and the 1988 Stock Plan, the Company has a long-term compensation program for directors, executive officers and key employees involving shares of NUI common stock.

   Each non-employee director of the Company earns an annual retainer fee that consists of a grant of shares of NUI common stock which are deferred until their retirement from the Board. During 1998, such retainer fee granted was equivalent to a fair market value of $15,000 on the date of grant. In addition, non-employee directors who also chair committees of the Board receive additional deferred grants with a fair market value of $2,500 on the date of grant. Deferred stock grants are increased on each common stock dividend payment date by an amount equal to the number of shares of NUI common stock which would have been purchased had all deferred stock grants been issued and the dividends reinvested in additional shares.

   Restricted shares of stock granted as long-term compensation for executive officers and key employees amounted to 74,600 in fiscal 1998, 69,800 in fiscal 1997 and 65,113 shares in fiscal 1996. As of September 30, 1998, a total of 128,313 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

   Executive officers and key employees are eligible to be granted options for the purchase of NUI common stock at prices equal to the market price per share on the date of grant. The option must be exercised within ten years from the date of grant. As of September 30, 1998 there were 5,000 options outstanding and exercisable at a price of $17.625 per share. During fiscal 1998, 4,800 options were exercised at a price of $15.77 per share. There were no other transactions during the last three fiscal years.

   Dividend Restrictions. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay approximately $38 million of cash dividends at September 30, 1998.


   5. Notes Payable to Banks

   At September 30, 1998, the Company's outstanding notes payable to banks were $87.6 million with a combined weighted average interest rate of 5.8%. Unused lines of credit at September 30, 1998 were approximately $58.4 million.

   The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $66.8 million at 5.7% in fiscal 1998, $66.0 million at 5.5% in fiscal 1997 and $39.9 million at 5.6% in fiscal 1996.

   6. Leases

   Utility plant held under capital leases amounted to $24.6 million at September 30, 1998 and $22.9 million at September 30, 1997, with related accumulated amortization of $14.3 million and $12.5 million, respectively. These properties consist principally of leasehold improvements and office furniture and fixtures. A summary of future minimum payments for properties held under capital leases follows (in thousands):

            1999                             $ 2,526
            2000                               7,345
            2001                                 672
            2002                                 527
            2003                                 172
            2004 and thereafter                    -
                                             -------
            Total future minimum payments     11,242
            Amount representing interest        (866)
            Current portion of capital
             lease obligations                (1,810)
                                              ------
               Capital lease obligations      $8,566
                                              ======

   Minimum payments under noncancelable operating leases, which relate principally to office space, are approximately $3.0 million in fiscal 1999, and $3.3 million in each of fiscal years 2000 through 2003.

   Rents charged to operations expense were $6.1 million in fiscal 1998, $5.7 million in fiscal 1997, and $5.3 million in fiscal 1996.

   7.        Financial Instruments

   Derivatives. The Company's wholesale trading subsidiary, NUI Energy Brokers, utilizes the following financial instruments to provide competitive energy supplies and enhance the Company's profitability: forward contracts, which commit the Company to purchase or sell physical natural gas in the future; swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed price and an index price of natural gas; and futures and options contracts, bought on the New York Mercantile Exchange (NYMEX), to buy or sell natural gas at a fixed price in the future.

   NUI Energy Brokers accounts for its risk management activities by marking to market all trading positions, and calculating a value-at-risk, on a daily basis. The values used for these calculations reflect NYMEX settlement prices, established pricing models, and quoted market volatilities. The Company manages open positions with a strict Risk Management Policy that limits its exposure to market risk and requires that any breach of policy be reported to senior management.

   Margin requirements for natural gas futures contracts are recorded in other current assets. Realized and unrealized gains and losses are recorded in the consolidated statement of income under purchased gas and fuel. At September 30, 1998, NUI Energy Brokers' futures positions consisted of 5,262 long contracts and 4,466 short contracts at prices ranging from $1.88 to $2.87 per Mcf, none of which extend beyond February 2001, representing 97,280 MMcf of natural gas. In addition, NUI Energy Brokers has forward sales and purchase commitments associated with contracts totaling approximately 174,000 MMcf of natural gas, with terms extending through August 2002. Margin deposits with brokers were approximately $5.5 million at September 30, 1998. Net realized and unrealized gains on derivative trading for fiscal 1998 and 1997 were $2.8 and $2.4 million, respectively, which has been included in income.

   During fiscal 1998, the Company's retail sales subsidiary, NUI Energy, made some use of derivatives to hedge its sales contracts. However, at September 30, 1998, NUI Energy had no unrealized derivatives positions in its portfolio. NUI Energy no longer uses derivatives and will always have a balanced portfolio, and therefore no market risk exposure.

   The Company is exposed to credit risk in the event of default or non-performance by one of its trading partners. The Company adheres to credit policies that management believes minimizes overall credit risk.

   Other Financial Instruments. The fair value of the Company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The fair value of the Company's long-term debt exceeded its carrying value by approximately $19 and $11 million as of September 30, 1998 and 1997, respectively. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.

   8. Consolidated Taxes

   The provision for Federal and State income taxes was comprised of the following (in thousands):

                                       1998      1997       1996

         Currently payable -
           Federal                  $6,747     $ 7,205    $ 647
           State                     2,166         595      244
         Deferred -
           Federal                     357       3,246    7,569
           State                       (99)       (59)      151
         Amortization of investment   (461)      (464)     (467)
           tax credits
                                    ------     ------    ------
         Total provision for income $8,710     $10,523   $8,144
                                    ======     =======   ======

   The components of the Company's net deferred Federal tax liability (asset) as of September 30, 1998 and 1997 are as follows (in thousands):

                                             1998    1997
        Depreciation and other utility
        plant differences                 $55,093  $50,620
        Plant acquisition adjustments      10,023   10,544
        Alternative minimum tax credit     (5,008)  (3,670)
        Unamortized investment tax credit  (1,823)  (2,144)
        Deferred charges and regulatory
         assets                             5,522    8,357
        Energy taxes                        1,953    2,375
        Other                              (3,241)  (3,691)
                                           ------   ------
                                          $62,519  $62,391
                                          =======  =======

   The alternative minimum tax credit can be carried forward indefinitely to reduce the Company's future tax liability.

   The Company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

                                              1998      1997     1996


        Pre-tax income                     $21,024    $30,172   $23,040
                                           -------    -------   -------
        Federal income taxes computed at
        Federal statutory tax rate of 35%    7,358     10,560     8,064

        Increase   (reduction)   resulting
        from:
           Excess of book over tax             357        354       360
            depreciation
           Amortization of investment tax     (461)      (464)    (467)
            credits
           Federal  benefit of  state  tax    (723)      (188)    (138)
             provision
           Other, net                          112       (275)     (70)
                                           -------    -------   -------
        Total provision for Federal
         income taxes                        6,643      9,987    7,749
        Provision for State income taxes     2,067        536      395
                                           -------    -------   ------
        Total provision for income taxes     8,710     10,523    8,144
        (Less) provision included in
          other income and expense            (403)    (1,230)    (337)
                                           -------    -------   ------
        Provision for income taxes          $8,307     $9,293   $7,807
                                           =======    =======   ======

   9. Retirement Benefits

   Pension Benefits. The Company has non-contributory defined benefit retirement plans which cover all of its employees other than the City Gas of Florida union employees who participate in a union-sponsored multi-employer plan. The Company funds its plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 and makes contributions to the union sponsored plan in accordance with its contractual obligations. Benefits paid under the Company's plans are based on years of service and levels of compensation. The Company's actuarial calculation of pension expense is based on the projected unit cost method.

   The components of pension expense for the Company's plans were as follows (in thousands):

                                   1998      1997     1996
        Service cost             $ 2,370   $ 1,849  $ 1,973
        Interest cost              6,459     6,480    6,103
        Actual return on plan    (10,603)  (36,984) (15,076)
         assets
        Net amortization and      (4,915)   26,089    6,653
         deferral
        Special termination        7,301     1,150       --
         benefits
                                 -------   -------  -------
  Pension (credit) expense        $  612  $(1,416)  $  (347)
                                 =======   =======  =======

   The status of the Company's funded plans as of September 30 was as follows (in thousands):

                                          1998      1997
     Actuarial present value of
     benefit obligations:
          Vested benefits               $92,780   $73,154
          Non-vested benefits             4,125     2,791
                                        -------   -------
     Accumulated benefit obligations     96,905    75,945
     Projected increases in              17,328    11,457
      compensation levels
                                        -------   -------
     Projected benefit obligation       114,233    87,402
     Market value of plan assets        140,975   137,290
                                        -------   -------
     Plan assets in excess of            26,742    49,888
      projected benefit obligation
     Unrecognized net gain              (20,973)  (42,969)
     Unrecognized prior service cost        543       658
     Unrecognized    net    transition   (1,967)   (2,619)
     asset
                                        -------   -------
        Pension prepayment              $  4,345  $ 4,958
                                        =======   =======

   The projected benefit obligation was calculated using a discount rate of 6.5% in fiscal 1998 and 7.5% in fiscal 1997 and an assumed annual increase in compensation levels of 4% in both fiscal 1998 and fiscal 1997. The expected long-term rate of return on assets was calculated at 9.75% and 9% in fiscal 1998 and fiscal 1997, respectively. The assets of the Company's funded plans are invested primarily in publicly-traded fixed income and equity securities.

   Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $5.8 million as of September 30, 1998 and $4.3 million as of September 30, 1997, and the expense for this plan was approximately $0.7 million in fiscal 1998, $0.6 million in fiscal 1997 and $0.4 million in fiscal 1996.

   Postretirement Benefits Other Than Pensions. The Company provides certain health care benefits to all retirees receiving benefits under a Company pension plan other than the City Gas Company of Florida plan, who reach retirement age while working for the Company.

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

   The components of postretirement benefit expense other than pensions for the years ended September 30, 1998 and 1997 were as follows (in thousands):

                                               1998    1997
        Service cost                           $824    $564
        Interest cost                         1,748   2,123
        Amortization of transition              774   1,028
         obligation
        Other                                     -      26
                                             ------   ------
        Net postretirement expense           $3,346   $3,741
                                             ======   ======


   The status of the Company's postretirement plans other than pensions as of September 30, 1998 and 1997 was as follows (in thousands):

                                               1998     1997
        Accumulated  postretirement  benefit
        obligation:
          Retirees                           $20,059   $14,790
          Fully eligible active plan             930     2,019
            participants
          Other active plan participants      11,339     6,264
                                             -------   -------
        Total accumulated postretirement      32,328    23,073
         benefit obligations
        Unrecognized transition obligation   (11,603)  (11,270)
        Unrecognized net (loss)               (8,193)   (1,572)
                                             -------   -------
           Accrued postretirement benefit    $12,532   $10,231
            obligation                       =======   =======

   The health care trend rate assumption is 10% in 1999 gradually decreasing to 5.5% for the year 2005 and later. The discount rate used to compute the accumulated postretirement benefit obligation was 6.5% in fiscal 1998 and 7.5% in fiscal 1997. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated postretirement benefit obligation by approximately $5.3 million and the aggregate annual service and interest costs by approximately $0.6 million.

   On September 23, 1998, the New Jersey Board of Public Utilities (NJBPU) issued an order approving the Company's petition to increase its base rates in New Jersey by approximately $2.4 million annually to recover postretirement benefits computed under SFAS 106. The rate increase was effective October 1, 1998 and allows for previously deferred costs, as well as future SFAS 106 costs, to be recovered over a rolling 15-year period. The Company has previously received an order from the North Carolina Utilities Commission to include in rates the amount of postretirement benefit expense other than pensions computed under SFAS 106.

   The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefit may have a significant effect on the amount of the reported obligation and the annual deferral and expense.

   10. Business Segment Information

   The Company's operations are organized under three primary lines of business: Distribution Services, Energy Sales and Services and Customer Services. The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's Energy and Energy Brokers subsidiaries, as well as utility off-system sales. The Customer Services segment provides appliance repair and maintenance, mapping services to outside utilities and payment processing and collections primarily for water and sewage usage.

   The following table provides information concerning the major segments of the Company for each of the three years ended September 30, 1998. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. Identifiable assets include only those attributable to the operations of each segment.

      (dollars in thousands)     1998      1997      1996
      Revenues:
        Distribution          $391,033   $418,426  $403,100
        Energy Sales &         427,300    180,111    60,379
      Services
        Customer Services       14,736     12,290    10,722
        Intersegment            (5,033)   (2,231)    (4,702)
           Revenues           --------   --------  --------
      Total Revenues          $828,036   $608,596  $469,499
                              ========   ========  ========
      Operating Margins:
        Distribution          $159,352   $154,119  $150,477
        Energy Sales &           5,875      6,666     3,553
         Services
        Customer Services       14,736     12,290    10,722
                              --------   --------  --------
      Total                   $179,963   $173,075  $164,752
                              ========   ========  ========
      Pre-Tax Operating
      Income:
        Distribution          $ 44,619   $ 42,579  $ 39,313
        Energy Sales &           2,164      2,592     1,313
          Services
        Customer Services        3,573      2,840     2,025
        Other                   (1,584)   (2,433)    (1,951)
        Restructuring and
         other non-recurring    (9,686)         -         -
         charges              --------   --------  --------
      Total                     39,086     45,578    40,680
        Income Taxes             8,307      9,293     7,807
                              --------   --------  --------
      Total Operating Income  $ 30,779   $ 36,285  $ 32,873
                              ========   ========  ========
      Depreciation &
      Amortization:
        Distribution          $ 20,661   $ 18,518  $ 17,287
        Energy Sales &             243         50        23
         Services
        Customer Services        2,464      2,031     2,028
        Other                    1,584      2,433     1,951
                              --------   --------  --------
      Total Depreciation &    $ 24,952   $ 23,032  $ 21,289
        Amortization          ========   ========  ========
      Capital Expenditures:
        Distribution          $ 54,817   $ 41,216  $ 34,311
        Energy Sales &             457        507        26
      Services
        Customer Services        1,682      1,285       908
        Other                    3,952      9,271     1,814
                              --------   --------  --------
      Total Capital           $ 60,908   $ 52,279  $ 37,059
      Expenditures            ========   ========  ========
      Identifiable Assets:
        Distribution          $648,942   $697,889  $645,247
        Energy Sales &          39,849     28,638     7,415
         Services
        Customer Services       29,153     15,458    14,958
        Other                   58,903     61,680    10,042
                              --------   --------  --------
      Total Identifiable      $776,847   $803,665  $677,662
      Assets                  ========   ========  ========

   11. Commitments and Contingencies

   Commitments. Capital expenditures are expected to be approximately $59 million in fiscal 1999.

   Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

   The Company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the Company or by other parties in the past. In New Jersey, the Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the NJBPU. In 1991, the NJDEP issued an Administrative Consent Order for the MGP site located at South Street in Elizabeth, New Jersey, wherein the Company agreed to conduct a remedial investigation and to design and implement a remediation plan. In 1992 and 1993, the Company entered into a Memorandum of Agreement with the NJDEP for each of the other five New Jersey MGP sites. Pursuant to the terms and conditions of the Administrative Consent Order and the Memoranda of Agreement, the Company is conducting remedial activities at all six sites with oversight from the NJDEP.

   The Company also owns, or previously owned, ten former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the MGP Group). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has recently sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites.
   None of these four sites are currently or were previously owned by the Company.

   Based on the most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects to expend during the next 20 years. The reserve is net of approximately $4 million which will be borne by a prior owner and operator of two of the New Jersey sites in accordance with a cost sharing agreement. Of this reserve, approximately $30 million relates to the six New Jersey MGP sites and approximately $4 million relates to the ten sites located outside New Jersey. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed this reserve by an amount that could range up to an additional $24 million and be incurred during a future period of time that may range up to 50 years. Of this additional $24 million in possible future expenditures, approximately $12 million relates to the New Jersey MGP sites and approximately $12 million relates to the sites located outside New Jersey. As compared with the $34 million reserve currently recorded on the Company's books as discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books.

   The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. The most recent NJBPU base rate order permits the Company to utilize full deferred accounting for expenditures related to its New Jersey sites and provides for the recovery of $130,000 annually. As of July 1996, the Company is also able to recover MGP expenditures over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $4.4 million of environmental costs incurred through June 30, 1997. Recovery of an additional $0.9 million in environmental costs incurred between July 1, 1997 and June 30, 1998 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of September 30, 1998, reflecting the future recovery of environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

   Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $74 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately nine billion cubic feet
   (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

   Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.


   12. Unaudited Quarterly Financial Data

   The quarterly financial data presented below reflects the seasonal nature of the Company's operations which normally results in higher earnings during the heating season, which is primarily in the first two fiscal quarters. (in thousands, except per share amounts):

                                          Fiscal Quarters
                               First     Second     Third     Fourth

   1998:
   Operating Revenues         $235,938  $258,798  $169,004   $164,296
   Operating Income (Loss)      11,868    19,636     3,970     (4,695)
   Net Income (Loss)             7,421    15,063     (432)     (9,738)
   Net Income (Loss)              0.60      1.20    (0.03)      (0.77)
    Per Share

   1997:
   Operating Revenues         $151,462  $204,483  $125,175   $127,476
   Operating Income             10,767    19,668     5,499        351
   Net Income (Loss)             6,773    15,313     1,365    (3,802)
   Net Income (Loss)              0.61      1.37      0.12     (0.33)
    Per Share


   During the fourth quarter of fiscal 1998, the Company recorded after-tax restructuring and other non-recurring charges totaling $5.9 million ($9.7 million before income taxes), or $0.47 per share (see Note 3).

   Quarterly net income (loss) per share in both fiscal 1998 and fiscal 1997 does not total to the annual amounts due to rounding and to changes in the average common shares outstanding.



   SCHEDULE II

                        NUI Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
                       For each of the Three Years in the
                        Period Ended September 30, 1998
                             (Dollars in thousands)

                                               Additions
                              Balance,     Charged to                             Balance,
                              Beginning    Costs and                              End of
        Description           of Period    Expenses     Other      Deductions     Period



   1998
   Allowance for doubtful
    accounts                  $ 2,318       $ 2,942     $  244(a)   $ 3,700(b)    $ 1,714
   Environmental
    remediation reserve(c)    $33,981            --         --           --       $33,981
   Restructuring reserve      $     0         1,008         --          452       $   556

   1997
   Allowance for doubtful
    accounts                  $ 2,288       $ 2,305     $1,088(a)   $ 3,363(b)    $ 2,318
   Environmental
    remediation reserve(c)    $33,981            --         --           --       $33,981

   1996
   Allowance for doubtful
    accounts                  $ 1,689       $ 3,369     $  863(a)   $ 3,633(b)    $ 2,288
   Environmental
    remediation reserve(c)    $33,981            --         --           --       $33,981


<F1>
   (a) Recoveries

<F2>
   (b)Uncollectible
     amounts written off.

<F3>
   (c) The related cost of the reserve established in fiscal 1991, as well as $5.6 million of fiscal 1994 additions, was recorded as a regulatory asset.
   The remaining fiscal 1994 additions of $1.9 million and all of fiscal 1995 additions was recorded as an additional utility plant acquisition adjustment. See "Commitments and Contingencies-Environmental Matters",
   Note 11 of the Notes to the Consolidated Financial Statements.


                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the day of December

                             NUI CORPORATION

                                 By: JAMES R. VAN HORN
                                     Chief Administrative Officer,
                                      General Counsel and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   JOHN KEAN, JR.       President, Chief         December 28, 1998
                        Executive Officer and
                        Director (Principal
                        executive officer)

   JOHN KEAN            Chairman and Director    December 28, 1998

   A. MARK ABRAMOVIC    Senior Vice President,   December 28, 1998
                        Chief Operating Officer
                        and Chief Financial
                        Officer (Principal
                        financial and
                        accounting officer)

   C. R. CARVER         Director                 December 28, 1998

   JAMES J. FORESE      Director                 December 28, 1998

   DR. VERA KING        Director                 December 28, 1998
   FARRIS

   J. RUSSELL HAWKINS   Director                 December 28, 1998

   BERNARD S. LEE       Director                 December 28, 1998

   R. V. WHISNAND       Director                 December 28, 1998

   JOHN WINTHROP        Director                 December 28, 1998