Form 10-Q
period 1998-12-31
NUI CORP
filed 1999-02-12
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q

   (Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1998
                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to_________

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1999: Common Stock, No Par Value: 12,730,580 shares outstanding.

                       NUI Corporation and Subsidiaries
                Consolidated Statement of  Income (Unaudited)
               (Dollars in thousands, except per share amounts)


                                      Three Months Ended  Twelve Months Ended
                                           December 31,             December 31,
                                        1998         1997         1998         1997

   Operating Margins
      Operating revenues               $229,598     $235,938     $821,696    $693,072
                                                                               2
      Less - Purchased gas and fuel     174,921      175,663      628,479     483,490
                Energy taxes              4,028       10,082       12,798      33,220
                                        -------      -------      -------     -------
                                         50,649       50,193      180,419     176,362
                                        -------      -------      -------     -------
   Other Operating Expenses
      Operations and maintenance         24,422       25,755       95,173      96,020
      Depreciation and amortization       6,915        6,554       25,313      23,806
      Restructuring and other non-            -            -        9,686           -
         recurring charges
      Other taxes                         1,973        2,261        9,445       9,253
      Income taxes                        4,923        3,755        9,475       9,897
                                        -------      -------      -------     -------
                                         38,233       38,325      149,092     138,976
                                        -------      -------      -------     -------
   Operating Income                      12,416       11,868       31,327      37,386

   Other Income and Expense, Net
   Equity in earnings (losses) of          (158)         137         (351)      1,471
   TIC Enterprises, LLC, net
   Other                                     67          846          428       2,204
   Income taxes                              32         (344)         (27)     (1,286)
                                        -------      -------      -------     -------
                                           (59)          639           50       2,389
                                        -------      -------      -------     -------
   Interest Expense                       5,439        5,086       19,566      19,478
                                        -------      -------      -------     -------
   Net Income                            $6,918      $ 7,421      $11,811     $20,297
                                        =======      =======      =======     =======
   Net Income Per Share of Common
     Stock                                $0.55        $0.60        $0.93       $1.76
                                          =====        =====        =====       =====
   Dividends Per Share of Common
     Stock                               $0.245       $0.245        $0.98       $0.95
                                         ======       ======        =====       =====
   Weighted Average Number of
     Shares of Common Stock
     Outstanding                     12,673,187   12,438,460   12,635,228   11,558,664
                                     ==========   ==========   ==========   ==========

            See the notes to the consolidated financial statements


                       NUI Corporation and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                          December 31,   September 30,
                                              1998           1998
                                          (Unaudited)         (*)

   ASSETS
   Utility Plant
      Utility plant, at original cost      $745,964       $737,323
      Accumulated depreciation and         (241,963)      (234,484)
        amortization
      Unamortized plant acquisition          31,402         30,904
        adjustments
                                            -------        -------
                                            535,403        533,743
                                            -------        -------
   Funds for Construction Held by Trustee    46,972         12,254
                                            -------        -------
   Investment in TIC Enterprises, LLC,
     net                                     23,717         23,874
                                            -------        -------
   Other Investments                          1,687          1,687
                                            -------        -------
   Current Assets
      Cash and cash equivalents               1,079            929

      Accounts receivable (less
      allowance for doubtful accounts of
      $2,004 and $1,714, respectively)      115,899         62,673

      Fuel inventories, at average cost      28,613         34,937

      Unrecovered purchased gas costs         7,118          8,061

      Prepayments and other                  40,817         37,790
                                            -------        -------
                                            193,526        144,390
                                            -------        -------
   Other Assets
      Regulatory assets                      50,442         50,475
      Deferred charges                       10,408         10,424
                                            -------        -------
                                             60,850         60,899
                                            -------        -------
                                           $862,155       $776,847
                                            =======        =======
   CAPITALIZATION AND LIABILITIES
   Capitalization
      Common shareholders' equity          $227,261       $222,992
      Preferred stock                             -              -
      Long-term debt                        268,884        229,098
                                            -------        -------
                                            496,145        452,090
                                            -------        -------
   Capital Lease Obligations                  8,126          8,566
                                            -------        -------
   Current Liabilities
      Notes payable to banks                106,380         87,630

      Current portion of capital lease        1,805          1,810
       obligations

      Accounts payable, customer deposits   105,863         87,158
       and accrued liabilities

      Federal income and other taxes          8,275          5,635
                                            -------        -------
                                            222,323        182,233
                                            -------        -------
   Deferred Credits and Other Liabilities
      Deferred Federal income taxes          63,791         62,519
      Unamortized investment tax credits      5,595          5,710
      Environmental remediation reserve      33,981         33,981
      Regulatory and other liabilities       32,194         31,748
                                            -------        -------
                                            135,561        133,958
                                            -------        -------
                                           $862,155       $776,847
                                            =======        =======



                  *Derived from audited financial statements
            See the notes to the consolidated financial statements


                       NUI Corporation and Subsidiaries
              Consolidated Statement of  Cash Flows (Unaudited)
                            (Dollars in thousands)
                                            Three Months      Twelve Months
                                                Ended             Ended
                                            December 31,       December 31,
                                            1998    1997      1998      1997


   Operating Activities
   Net income                              $6,918    $7,421    $11,811    $20,297
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         6,915     6,812     26,153     24,181
      Deferred Federal income taxes         1,272       637        992      3,412
      Non-cash portion of restructuring
      and other non-recurring
      charges                                   -         -      7,301          -
      Amortization of deferred
      investment tax credits                 (115)     (105)      (471)      (453)
      Other                                   693      (221)     2,505       (476)
        Effect of changes in:
         Accounts receivable, net         (53,226)  (50,279)    (1,121)    (31,061)
         Fuel inventories                   6,324     3,524     (1,069)       (872)
         Accounts payable, deposits
          and accruals                     18,705     5,915      5,443      22,012
         Over recovered purchased
          gas costs                           943        29      2,455       4,212
         Other                                863     1,443    (19,129)    (14,347)
                                           ------    ------     ------      ------
     Net cash (used in) provided
      by operating activities             (10,708)  (24,824)    34,870      26,905
                                           ------    ------     ------      ------

   Financing Activities

   Proceeds from sales of common
    stock, new of treasury                    105     1,400     2,363       28,721
    stock purchased

   Dividends to shareholders               (3,106)   (3,070)  (12,347)     (11,025)

   Proceeds from issuance of
    long-term debt                         40,000         -    40,000       53,569

   Funds for construction held by         (35,881)    3,784   (22,995)      18,492
   trustee, net

   Repayments of long-term debt                 -   (54,600)        -      (55,550)

   Principal payments under capital
     lease obligations                       (445)     (441)   (1,796)      (1,680)

   Net short-term borrowings               18,750    32,537    19,415       10,640
                                           ------    ------    ------       ------

     Net cash provided by (used in)        19,423   (20,390)   24,640       43,167
                                           ------    ------    ------       ------

   Investing Activities

   Cash expenditures for utility plant     (8,447)  (11,548)  (56,868)     (52,637)
   Investment in TIC Enterprises, LLC           -         -         -      (22,584)
   Other                                     (118)   (1,578)   (2,016)         257
                                           ------    ------     -----       ------
     Net cash used in investing
      activities                           (8,565)  (13,126)  (58,884)     (74,964)
                                           ------    ------    ------       ------
   Net increase (decrease) in cash
     and cash equivalents                     $150  $(58,340)     $626      $(4,892)
                                            =====    ======     =====        =====
   Cash and Cash Equivalents
   At beginning of period                    $929   $58,793      $453       $5,345
   At end of period                        $1,079      $453    $1,079         $453

   Supplemental Disclosures of
     Cash Flows

   Income taxes paid (refunds
     received), net                        $(805)   $2,300     $1,768       $7,855
   Interest paid                          $5,994    $7,429    $12,923      $21,671

            See the notes to the consolidated financial statements



                       NUI Corporation and Subsidiaries
               Notes to  the Consolidated Financial Statements

   1. Basis of Presentation

   The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company also provides retail gas sales and related services through its NUI Energy, Inc. subsidiary; wholesale energy brokerage and related services through its NUI Energy Brokers, Inc. subsidiary; energy project development and consulting through its NUI Energy Solutions, Inc. subsidiary; environmental project development services through its NUI Environmental Group, Inc. subsidiary; customer account management and field operations systems and services through its Utility Business Services, Inc. subsidiary; and sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC
   (TIC). All intercompany accounts and transactions have been eliminated in consolidation.

   The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

   The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

   2.Common Shareholders' Equity

   The components of common shareholders' equity were as follows (dollars in thousands):

                                    December 31,     September 30,
                                       1998               1998


   Common stock, no par value           $209,370        $207,356
   Shares held in treasury                (1,932)         (1,932)
   Retained earnings                      23,075          19,263
   Unearned employee compensation         (3,252)         (1,695)
                                         -------         -------
   Total common shareholders' equity    $227,261        $222,992
                                         =======         =======



   3. Restructuring

   In January 1999, the Company announced an early retirement program being offered to 35 bargaining unit employees in New Jersey. The eligible employees have until March 19, 1999 to accept the proposal. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company will record a special termination charge associated with these retirements in fiscal 1999. The cost of this early retirement program has not yet been quantified by the Company.

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

   The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates.
    The most recent NJBPU base rate order permits the Company to utilize full deferred accounting for expenditures related to its New Jersey sites and provides for the recovery of $130,000 annually. As of July 1996, the Company is also able to recover MGP expenditures over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $4.4 million of environmental costs incurred through June 30, 1997. Recovery of an additional $0.9 million in environmental costs incurred between July 1, 1997 and June 30, 1998 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of December 31, 1998, reflecting the future recovery of environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

   Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.


                       NUI Corporation and Subsidiaries
                      Summary Consolidated Operating Data




                                        Three Months       Twelve Months
                                            Ended              Ended
                                        December 31,        December 31,
                                      1998     1997         1998      1997
     Operating Revenues (Dollars
     in thousands)
     Firm Sales:
        Residential                  $56,594    $63,512   $191,154   $206,899
        Commercial                    25,768     30,884     86,854    105,720
        Industrial                     3,153      6,458     16,379     23,776
     Interruptible Sales              10,797     15,573     40,818     56,578
     Unregulated Sales               119,427    107,034    434,144    254,471
     Transportation Services           9,458      8,272     34,524     30,127
     Customer Service, Appliance
     Leasing and Other                 4,401      4,205     17,823     15,501
                                     -------     ------    -------    -------
                                    $229,598   $235,938   $821,696   $693,072
                                     =======    =======    =======    =======
     Gas Sold or Transported
     (MMcf)
     Firm Sales:
         Residential                   6,254      7,446     20,579     23,269
         Commercial                    3,315      4,249     11,142     14,070
         Industrial                      632      1,268      3,827      4,717
     Interruptible Sales               3,549      3,725     13,007     15,091
     Unregulated Sales                53,157     36,986    179,589     89,309
     Transportation Services           7,235      7,845     30,221     29,638
                                     -------     ------     ------    -------
                                      74,142     61,519    258,365    176,094
                                     =======     ======    =======    =======
     Average  Utility Customers
     Served
     Firm Sales:
         Residential                 342,553    336,038    340,587    336,032
         Commercial                   23,216     24,366     23,120     24,344
         Industrial                      277        308        267        305
     Interruptible Sales                  62        121         96        121
     Transportation                    3,418      1,467      3,436      1,533
                                     -------     ------    -------    -------
                                     369,526    362,300    367,506    362,335
                                     =======    =======    =======    =======
     Degree Days in New Jersey
         Actual                        1,466      1,778      4,044      4,804
         Normal                        1,806      1,725      5,193      4,978
         Percentage variance from
           normal                        19%         3%        22%         3%
                                      warmer     colder     warmer     warmer

     Employees (period end)                                  1,056      1,147

     Ratio of Earnings to Fixed
       Charges (Twelve months                                 1.87       2.15
         only)


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

   Results of Operations

   The results for the three and twelve-month periods ending December 31, 1998 as compared to the three and twelve-month periods ending December 31, 1997 reflect changes in the New Jersey tax law, which resulted in variations in certain line items on the consolidated statement of income (see Regulatory Matters). Effective January 1, 1998, New Jersey Gross Receipts and Franchise Taxes (GRAFT) were replaced by a combination of a New Jersey Sales and Use Tax (Sales Tax), a New Jersey Corporate Business Tax (CBT) and a temporary Transitional Energy Facilities Assessment (TEFA). In prior periods, GRAFT was recorded as a single line item as a reduction of operating margins. Effective January 1, 1998, TEFA is recorded in the energy taxes line item as a reduction of operating margins, CBT is recorded in the income taxes line item and Sales Tax is recorded as a reduction of operating revenues. The legislation was designed to be net income neutral over a twelve-month period. However, for the three and twelve-month periods ending December 31, 1998, the effect of the three new taxes as compared to the periods ended December 31, 1997 had the effect of reducing operating revenues by approximately $3.4 and $13.3 million, reducing energy taxes by approximately $4.1 and $16.0 million and increasing income tax expense by approximately $1.2 and $3.0 million, respectively.

   Three-Month Periods Ended December 31, 1998 and 1997

   Net Income. Net income for the three-month period ended December 31, 1998 was $6.9 million, or $0.55 per share, as compared with net income of $7.4 million, or $0.60 per share, for the three-month period ended December 31, 1997. The decrease in the current year was primarily due to lower other income, higher income taxes, depreciation and interest expenses, partially offset by lower operations and maintenance expenses and higher margins.

   Net income per share in the current period was also affected by the increased number of outstanding shares of common stock over the prior year period, issued through various stock plans.

   Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of regulated operating revenues is not necessarily indicative of financial performance. The Company's operating revenues decreased by $6.3 million, or 3%, for the three-month period ended December 31, 1998 as compared with the three-month period ended December 31, 1997. This decrease was primarily due to a decrease of approximately $19.3 million in revenues from the Company's utility operations, as a result of warmer weather in all of the Company's service territories, as well as the effect of the change in the New Jersey tax law described above. This decrease was partially offset by an increase of $12.8 million or 12% in revenues from the Company's unregulated operations, primarily NUI Energy Brokers, as a result of increased activity in these operations.

   The Company's operating margins increased by $0.5 million, or 1%, for the three-month period ended December 31, 1998 as compared with the three-month period ended December 31, 1997. The increase is principally due to an increase in margins of $0.7 million from the Company's unregulated operations, as a result of improved performance in both the Company's retail and wholesale energy subsidiaries. Operating margins from the Company's customer service operations had a slight increase in margins of $0.1 million. This increase was the result of customer additions by UBS, partially offset by less customer service activity in New Jersey as a result of a work stoppage by New Jersey bargaining unit employees during parts of November and December. The Company's utility distribution operations experienced a decrease in margins of approximately $0.4 million, primarily due to the effect of warmer weather in all of the Company's service territories. This decrease was partially offset by the change in the New Jersey tax law described above. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $2.5 million and $0.3 million higher in the fiscal 1999 and 1998 periods, respectively, than they otherwise would have been without such clauses.

   Other Operating Expenses. Operations and maintenance expenses decreased approximately $1.3 million, or 5%, for the three-month period ended December 31, 1998 as compared with the three-month period ended December 31, 1997. The decrease was primarily the result of savings associated with the Company's reorganization in the fourth quarter of fiscal 1998, as well as lower costs in the current period associated with the growth in the Company's unregulated operations. These decreases were partially offset by previously deferred post-retirement benefit expenses which are being expensed and recovered through rates effective October 1, 1998.

   Depreciation and amortization expenses increased approximately $0.4 million in the current period primarily due to additional plant in service.

   Income tax expense increased by approximately $1.2 million in the current period as a result of the change in the New Jersey tax law described above.

   Other Income and (Expense), Net. Other income and expense, net, decreased approximately $0.7 million for the three-month period ended December 31, 1998 as compared with the three-month period ended December 31, 1997. The decrease was primarily due to a gain on marketable securities of approximately $0.6 million in the prior year period. Additionally, TIC experienced lower earnings in the current period as a result of additional investments made to grow its sales programs and expand product lines.

   Interest Expense. Interest expense increased by approximately $0.4 million for the three-month period ended December 31, 1998 as compared with the three-month period ended December 31, 1997. The increase principally reflects higher average short-term borrowings, as well as the effect of interest on the Company's $40 million bond issuance in December 1998 ( see "Financing Activities and Resources").

   Twelve-Month Periods Ended December 31, 1998 and 1997

   Net Income. Net income for the twelve-month period ended December 31, 1998 was $11.8 million, or $0.93 per share, as compared with $20.3 million, or $1.76 per share, for the twelve-month period ended December 31, 1997. The decrease in the current period was primarily due to after-tax non-recurring charges of approximately $5.9 million, or $0.47 per share, associated with the restructuring of operations, an early retirement program and other workforce reductions in the fourth quarter of fiscal 1998. Absent these non-recurring charges, net income would have been $17.7 million or $1.40 per share. The decrease in recurring earnings was mainly attributed to lower other income and higher depreciation, partially offset by lower operations and maintenance expenses and higher margins.

   Net income per share for the twelve-month period ended December 31, 1998 was also affected by the increased average number of outstanding shares of NUI common stock as compared with the prior twelve-month period, principally reflecting the Company's issuance of 1.0 million shares in September 1997 and the effect of issuances through various stock plans.

   Operating Revenues and Operating Margins. The Company's operating revenues for the twelve-month period ended December 31, 1998 increased approximately $128.6 million, or 18.6%, as compared with the twelve-month period ended December 31, 1997. The increase was principally due to an increase in unregulated sales of approximately $188.3 million resulting from increased activity by NUI Energy Brokers and NUI Energy, customer growth and increased customer service and appliance leasing revenues. These increases were partially offset by the effect of warmer weather, primarily in New Jersey, where it was 16% warmer than the prior twelve-month period and 22% warmer than normal.

   The Company's operating margins increased by approximately $4.1 million, or 2%, for the twelve-month period ended December 31, 1998 as compared with the twelve-month period ended December 31, 1997. The increase reflects approximately $1.9 million of additional margins generated by the Company's utility distribution operations, approximately $2.1 million of additional customer service and appliance leasing margins and approximately $0.1 million of additional margins related to the Company's unregulated operations. The increase in utility distribution margins was primarily due to the change in the New Jersey tax law and customer growth, partially offset by the effect of warmer weather in the current twelve-month period in all of the Company's service territories, part of which was not fully recovered from customers under weather normalization clauses. As a result of weather normalization clauses, operating margins were approximately $7.8 million higher in the current twelve-month period, than they otherwise would have been without such clauses. In the prior twelve-month period, operating margins were approximately $2.5 million higher than they otherwise would have been without such clauses. The increase in margins from the customer service operations was primarily due to customer additions by UBS, an increase in the appliance leasing rates in Florida and increased customer service in New Jersey.

   Other Operating Expenses. Operations and maintenance expenses decreased approximately $0.8 million, or 1%, for the twelve-month period ended December 31, 1998 as compared with the twelve-month period ended December 31, 1997. The decrease was primarily due to savings associated with the Company's reorganization in the fourth quarter of fiscal 1998, as well as a higher pension credit in the current period. These decreases were partially offset by an increase in expenses associated with the continued growth in the Company's unregulated operations.

   The Company incurred approximately $9.7 million of pre-tax non-recurring charges in the fourth quarter of fiscal 1998 associated with the restructuring of the Company's operations, an early retirement program for non-bargaining unit personnel and other workforce reductions.

   The increase in depreciation and amortization expenses of approximately $1.5 million for the twelve-month period ended December 31, 1998 as compared to the twelve-month period ended December 31, 1997 was primarily due to additional plant in service.

   The decrease in income tax expense of approximately $0.4 million for the twelve-month period ended December 31, 1998 was due to lower pre-tax income, partially offset by the change in the New Jersey tax law described above.

   Other Income and Expense, Net. Other income and expense, net, decreased approximately $2.3 million for the twelve-month period ended December 31, 1998 as compared with the 1997 period. The decrease was primarily due to lower results from TIC in the current period as a result of additional investments made by TIC to grow its sales programs and increase product lines. Additionally, the prior year reflects a gain on marketable securities of approximately $0.6 million, as well as a gain of approximately $0.7 million from the sale of certain property in Florida.

   Regulatory Matters

        On February 9, 1999 the "Electric Discount and Energy Competition Act" was signed into law in New Jersey. The legislation has several provisions that affect gas utilities. It provides all gas customers with the ability to choose an alternate natural gas supplier by December 31, 1999. At the same time, the utility will continue to provide basic gas service through December 2002 when the New Jersey Board of Public Utilities ("NJBPU") will decide if the gas supply function should be made competitive. The NJBPU will also conduct proceedings to determine whether customers should be afforded the option of contracting with an alternative provider of billing, collection, meter reading and other services that may be deemed competitive by December 31, 2000.

   On August 20, 1998, the NJBPU approved the Company's petition to increase its annual purchased gas revenues in New Jersey by $9 million. Additionally, the Company was authorized to retain 15% of margins from utility off-system sales and capacity release credits. The Company previously retained 20% of margins from these items.

   The Company recently filed a proposed residential transportation program to allow customers to contract with third-party suppliers by September 2001. Action on this proposal is anticipated in early 1999.

   In July 1997, the State of New Jersey enacted legislation which eliminated the current Gross Receipts and Franchise Taxes effective January 1, 1998. These taxes were replaced with a 6% sales tax on sales of electricity and natural gas, a corporate business tax currently paid by all non-utility corporations in the State, and a third tax called the Transitional Energy Facilities Assessment tax (TEFA). The legislation was intended, in part, to provide comparability between utilities that pay Gross Receipts and Franchise Taxes and non-utility energy companies that do not. The TEFA tax is scheduled to be phased out over five years.
    Effective January 1, 1999, a 13% reduction of TEFA was approved. These tax changes are designed to have no effect on the Company's net income, and will not have a material effect on working capital (See _Results of Operations_ for the effect on the Company's operations). The Company paid approximately $27 million to the State for these taxes in 1998.



   Financing Activities and Resources

   The Company had a net use of cash from operating activities of $10.7 million and $24.8 million for the three-month periods ended December 31, 1998 and 1997, respectively. The decrease in the three-month period ended December 31, 1998 was primarily due to the timing of payments to gas suppliers. For the twelve-month period ended December 31, 1998, the Company's net cash provided by operating activities was $34.9 million as compared with $26.9 million in the prior year period. This increase was primarily due to improved collections on receivables.

   Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

   Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $98.5 million at 5.73% for the three-month period ended December 31, 1998 and $79.4 million at 5.95% for the three-month period ended December 31, 1997. The weighted average daily amounts of notes payable to banks increased primarily to finance capital spending pending long-term financing. At December 31, 1998, the Company had outstanding notes payable to banks amounting to $106.4 million and available unused lines of credit amounting to $29.6 million. Notes payable to banks increased as of December 31, 1998 as compared to the balance outstanding at September 30, 1998, due to seasonal borrowing requirements.

   Long-Term Debt and Funds for Construction Held by Trustee. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25%. These bonds will mature in November, 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

   In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of December 31, 1998, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement. The Company currently anticipates issuing additional securities subject to the shelf registration during 1999.

   The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of December 31, 1998, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $43 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

   Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment plan and certain employee benefit plans. The proceeds from such issuances amounted to approximately $0.1 million and $1.5 million for the three-month periods ended December 31, 1998 and 1997, respectively, and were used primarily to reduce outstanding short-term debt. The decrease in proceeds received in the three-month period ended December 31, 1998 as compared to the three-month period ended December 31, 1997 reflects that several of these plans commenced purchasing shares on the open market during 1998 to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

   Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $42.2 million of cash dividends at December 31, 1998.

   Capital Expenditures and Commitments

   Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $8.4 million for the three-month period ended December 31, 1998 as compared with $11.5 million for the three-month period ended December 31, 1997. Capital expenditures are expected to be approximately $59.0 million for all of fiscal 1999, as compared with a total of $60.9 million in fiscal 1998.

   The Company owns or previously owned six former manufactures gas plant
   (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed this reserve by an amount that could range up to an additional $24 million and be incurred during a future period of time that may range up to 50 years. Of this $24 million in possible additional expenditures, approximately $12 million relates to the New Jersey sites and approximately $12 million relates to the remaining MGP sites. As compared with the $34 million reserve currently recorded on the Company's books as discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $4.4 million of environmental costs incurred through June 30, 1997. Recovery of an additional $0.9 million in environmental costs incurred between July 1, 1997 and June 30, 1998 is currently pending NJBPU approval. With respect to costs which may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

   Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $72.2 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 7.6 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

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

   The risk associated with uncovered derivative positions is closely monitored on a daily basis, and controlled in accordance with NUI Energy Brokers' Risk Management Policy. This policy has been approved by the Company's Board of Directors and dictates policies and procedures for all trading activities. The policy defines both value-at-risk (VaR) and loss limits, and all traders are required to sign and follow this policy. At the end of each day, all trading positions are marked to market and a VaR is calculated. This information, as well as the status of all limits, is disseminated to senior management daily.

   NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95% confidence interval and a one day time horizon, as of December 31, 1998, NUI Energy Brokers' VaR was $200,000.

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

   Assessment of financial and field service systems and natural gas distribution control and monitoring systems is substantially complete. The entire Assessment Phase is currently scheduled for substantial completion by April 1999.

   Other than the hand-held meter reading units, which are scheduled to be replaced starting in April 1999, all known hardware and operating systems that handle billing and field service, and which required remediation, have been replaced. NUI's billing system in Pennsylvania is currently scheduled to be replaced by August and North Carolina is currently scheduled to be replaced by March 1999. NUI's financial systems will be upgraded to a new version of third-party supplied software, which is currently scheduled for completion in September 1999. Certain telephone systems may require remediation that is scheduled for completion by the end of March 1999. Any other remediation will be reviewed as and when the need arises.

   Individual programs are generally being tested on a stand-alone basis as they are remediated. However, suites of programs must be tested as entire systems, running on remediated hardware and operating systems. Completion of such integrated testing for natural gas distribution and control and monitoring systems is scheduled for April 1999. Billing and field service software is currently planned for the end of June 1999. Integrated testing of other systems is scheduled for completion by the end of September 1999.

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

   The total estimated costs of assessing, remediating and testing NUI's systems for Year 2000 compliance is approximately $3.3 million, of which approximately $2.0 million has been incurred through December 31, 1998. Approximately 50% of these costs will relate to capital projects. The Company has, and will continue, to fund these costs from the operations of the Company. These estimated costs do not include any third-party remediation that may be required, or any resulting contingency planning.

   Customers are dependent on NUI's reliable and secure gas supply, emergency response and billing services. Each of these services relies on the Company's computer systems. A failure in these systems could materially interrupt the normal flow of these services and significantly impact human safety and physical property and have a significant adverse financial impact on NUI, its customers and suppliers. NUI and third-party critical suppliers are also interdependent, and failure of third-party suppliers to be Year 2000 ready could significantly impact the Company's ability to serve its customers. Third-party systems are being reviewed however NUI has not ascertained a reasonably likely worst case scenario. Due to the general uncertainty of the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations or financial condition. The Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and the readiness of third-parties. The Company believes that due to its Plan, the likelihood of major consequences should be reduced.

   Contingency plans are being developed as necessary for the Company's own systems and its third-party relationships, in response to its assessments, remediation and testing activities. Contingency planning is currently scheduled to be completed by June 1999.

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

                              SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NUI CORPORATION

                                        JOHN KEAN, JR.
   February 12, 1999                    President and Chief
                                        Executive Officer

                                        A. MARK ABRAMOVIC
   February 12 , 1999                   Sr. Vice President, Chief
                                        Operating & Chief
                                        Financial Officer