Form 10-Q
period 1999-03-31
NUI CORP
filed 1999-05-14
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                 FORM 10-Q

     (Mark One)
         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999
                                    OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to_______

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.       Yes        No - X


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999: Common Stock, No Par Value: 12,745,157 shares outstanding.

                        NUI Corporation and Subsidiaries
                  Consolidated Statement of Income (Unaudited)
                (Dollars in thousands, except per share amounts)

                                            Three Months             Six Months
                                               Ended                    Ended
                                              March 31                 March 31
                                          1999       1998          1999         1998

     Operating Margins
       Operating revenues              $254,562     $258,798     $484,160     $494,736
       Less - Purchased gas and
         fuel                           180,008      191,761      354,929      367,424
          Energy taxes                    4,442        9,523       14,524        5,495
                                        -------      -------      -------      -------
                                         69,059       62,595      119,708      112,788
                                        -------      -------      -------      -------
     Other Operating Expenses
        Operations and maintenance       26,704       23,030       51,126       48,785
        Depreciation and
         amortization                     6,869        6,522       13,784       13,076
        Restructuring and other
         non-recurring items             (2,114)           -       (2,114)           -
        Other taxes                       2,713        2,686        4,686        4,947
        Income taxes                     12,331       10,721       17,254       14,476
                                        -------      -------      -------      -------
                                         46,503       42,959       84,736       81,284
                                        -------       ------      -------      -------
     Operating Income                    22,556       19,636       34,972       31,504

     Other Income and Expense,  Net
     Equity in earnings (losses) of
     TIC Enterprises, LLC, net              413          (29)         256          108
     Other                                   42           74          109          920
     Income taxes                          (159)         (16)        (128)        (360)
                                         ------       ------       ------       ------
                                            296           29          237          668
                                         ------       ------       ------       ------
     Interest Expense                     5,090        4,602       10,529        9,688
                                         ------       ------       ------       ------
     Net Income                         $17,762      $15,063      $24,680      $22,484
                                        =======      =======      =======      =======
     Net Income Per Share of Common
     Stock                                $1.40        $1.20        $1.94        $1.80
                                          =====        =====        =====        =====
     Dividends Per Share of Common
     Stock                               $0.245       $0.245        $0.49        $0.49
                                          =====        =====         ====         ====
     Weighted Average Number of
     Shares of Common Stock
     Outstanding                     12,719,055   12,579,813   12,695,869   12,508,360
                                     ==========   ==========   ==========   ==========

             See the notes to the consolidated financial statements


                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                              March 31,     September 30,
                                                 1999           1998
                                             (Unaudited)         (*)
     ASSETS
     Utility Plant
        Utility plant, at original cost     $754,218           $737,323
        Accumulated depreciation and
         amortization                       (246,506)          (234,484)
        Unamortized plant acquisition
         adjustments                          31,037             30,904
                                            --------           --------
                                             538,749            533,743
                                            --------            -------
     Funds for Construction Held by
      Trustee                                 45,211             12,254
                                             -------            -------
     Investment in TIC Enterprises, LLC,
      net                                     23,936             23,874
                                             -------            -------
     Other Investments                         1,386              1,687
                                             -------            -------
     Current Assets
      Cash and cash equivalents                2,335                929
      Accounts receivable (less
       allowance for doubtful accounts of
       of $2,828 and $1,714, respectively)   113,020             62,673
      Fuel inventories, at average cost        9,280             34,937
      Unrecovered purchased gas costs              -              8,061
      Prepayments and other                   43,476             37,790
                                             -------            -------
                                             168,111            144,390
                                             -------            -------
     Other Assets
        Regulatory assets                     48,665             50,475
        Deferred charges                      10,759             10,424
                                             -------            -------
                                              59,424             60,899
                                             -------            -------
                                            $836,817           $776,847
                                            ========           ========
     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity         $242,313           $222,992
        Preferred stock                            -                  -
        Long-term debt                       268,893            229,098
                                             -------            -------
                                             511,206            452,090
                                             -------            -------
     Capital Lease Obligations                 1,746              8,566
                                               -----              -----
     Current Liabilities
        Notes payable to banks                50,645             87,630
        Current portion of capital lease
         obligations                           7,760              1,810
        Accounts payable, customer
        deposits and accrued liabilities      97,099             87,158
        Overrecovered purchased gas costs     17,813                  -
        Federal income and other taxes        13,682              5,635
                                             -------           --------
                                             186,999            182,233
                                             -------           --------
     Deferred Credits and Other
        Liabilities
        Deferred Federal income taxes         65,064             62,519
        Unamortized investment tax credits     5,480              5,710
        Environmental remediation reserve     33,981             33,981
        Regulatory and other liabilities      32,341             31,748
                                            --------           --------
                                             136,866            133,958
                                            --------           --------
                                            $836,817           $776,847
                                            ========           ========

                   *Derived from audited financial statements
             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
               Consolidated Statement of  Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                      Six Months
                                                        Ended
                                                      March 31,
                                                   1999        1998


     Operating Activities
     Net income                                   $24,680     $22,484
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation and amortization              14,190      13,615
       Deferred Federal income taxes               2,545       1,274
       Non-cash portion of restructuring and
        other non-recurring items                 (2,114)          -
       Amortization of deferred investment
        tax credits                                 (230)       (221)
       Other                                        1,151        513
       Effect of changes in:
        Accounts receivable, net                  (50,347)    (33,724)
        Fuel inventories                           25,657      20,718
        Accounts payable, deposits and
         accruals                                   9,941      (5,637)
        Over (under) recovered purchased
         gas costs                                 25,874       3,216
        Other                                       6,761       6,645
                                                   ------      ------
         Net cash provided by operating
          activities                               58,108      28,883
                                                   ------      ------

     Financing Activities
     Proceeds from sales of common stock,
     net of treasury stock purchased                  155       3,272
     Dividends to shareholders                     (6,217)     (6,155)
     Proceeds from issuance of long-term debt      39,795           -
     Funds for construction held by trustee,
      net                                         (33,810)      8,008
     Repayments of long-term debt                     -       (54,600)
     Principal payments under capital lease
      obligations                                    (902)       (897)
     Net short-term (repayments) borrowings       (36,985)     (7,283)
                                                   ------      ------
       Net cash used in financing activities      (37,964)    (57,655)
                                                   ------      ------

     Investing Activities
     Cash expenditures for utility plant          (16,759)    (26,346)
     Other                                         (1,979)     (1,425)
                                                   ------      ------
       Net cash used in investing activities      (18,738)    (27,771)
                                                   ------      ------
     Net increase (decrease) in cash and cash
       equivalents                                 $1,406    $(56,543)
                                                   ======      ======
     Cash and Cash Equivalents
     At beginning of period                        $  929    $ 58,793
     At end of period                              $2,335    $  2,250

     Supplemental Disclosures of Cash Flows
     Income taxes paid, net                        $4,118    $ 4,251
     Interest paid                                $10,639    $14,035



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

     2.Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):

                                                March 31,    September 30,
                                                   1999          1998

     Common stock, no par value                 $209,870       $207,356
     Shares held in treasury                      (2,382)        (1,932)
     Retained earnings                            37,726         19,263
     Unearned employee compensation               (2,901)        (1,695)
                                                 -------        -------
     Total common shareholders' equity          $242,313       $222,992
                                                 =======        =======


     3.          Restructuring and Other Non-Recurring Items

     The Company recognized approximately $2.1 million of pre-tax, non-recurring items in the second quarter of fiscal 1999 relating primarily to the recognition of a settlement gain on the Company's 1998 early retirement program, partially offset by a special termination charge on the 1999 New Jersey bargaining unit early retirement program, the write-off of certain non-recoverable regulatory assets, and other charges deemed to be separate from recurring operations.

     In June 1998, the Company offered an early retirement program to its non-bargaining unit personnel. The program was accepted by 74 of the eligible 77 employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88), the Company recorded a special termination charge during fiscal 1998 when the cost was recognizable. In March 1999, the Company recorded a settlement gain of approximately $6.8 million as the result of satisfaction of all future liabilities associated with these employees.

     In January 1999, the Company offered an early retirement program to its bargaining unit employees in New Jersey. The program was accepted by 32 of the eligible 35 employees. In accordance with SFAS 88, the Company recorded a special termination charge of approximately $2.0 million associated with these retirements in the second quarter.

     The Company also recorded approximately $1.1 million of charges relating to the write-off of certain regulatory assets which will not be recovered through rates, as well as other items which were deemed to be separate from recurring earnings.

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

     The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. The most recent NJBPU base rate order permits the Company to utilize full deferred accounting for expenditures related to its New Jersey sites and provides for the recovery of $130,000 annually. As of July 1996, the Company is also able to recover MGP expenditures over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $4.4 million of environmental costs incurred through June 30, 1997. Recovery of an additional $0.9 million in environmental costs incurred between July 1, 1997 and June 30, 1998 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of March 31, 1999, reflecting the future recovery of environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data


                                           Three Months          Six Months
                                              Ended                 Ended
                                             March 31,             March 31,
                                          1999      1998        1999      1998
  Operating Revenues (Dollars in
   thousands)
   Firm Sales:
     Residential                       $84,861   $76,912     $141,455   $140,424
         Commercial                     34,418    35,814       60,186     66,698
     Industrial                          2,670     5,040        5,823     11,498
     Interruptible Sale s               11,712    10,467       22,509     26,040
     Unregulated Sales                 104,821   116,169      224,248    223,203
     Transportation Services            11,381    10,053       20,839     18,325
     Customer Service, Appliance
       Leasing and Other                 4,699     4,343        9,100      8,548
                                       -------    ------       ------     ------
                                      $254,562  $258,798     $484,160   $494,736
                                      ========  ========     ========   ========
   Gas Sold or Transported (MMcf)
    Firm Sales:
      Residential                       10,246     9,025      16,500      16,471
      Commercial                         4,653     4,609       7,968       8,858
      Industrial                           421     1,175       1,053       2,443
      Interruptible Sales                4,216     3,129       7,765       6,854
      Unregulated Sales                 53,787    44,873     106,944      81,859
      Transportation Services            9,194     9,141      16,429      16,986
                                        ------    ------      ------      ------
                                        82,517    71,952     156,659     133,471
                                        ======    ======     =======     =======
   Average Utility Customers
     Served
     Firm:
     Residential                       347,533   341,360     343,798     338,699
     Commercial                         23,788    22,952      23,359      23,659
     Industrial                            261       250         273         279
     Interruptible                          62       107          62         114
     Transportation                      3,658     3,887       3,478       2,677
                                        ------    ------      ------      ------
                                       375,302   368,556     370,970     365,428
                                       =======   =======     =======     =======


    Degree Days in New Jersey
      Actual                             2,417     2,085       3,883       3,863
      Normal                             2,745     2,777       4,577       4,632
      Percentage variance from             12%       25%         15%         17%
       normal                           warmer    warmer      warmer      warmer

      Employees (period end)                                   1,051       1,161


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

     Results of Operations

     The results for the six-month period ending March 31, 1999 as compared to the six-month period ending March 31, 1998 reflect changes in the New Jersey tax law which resulted in variations in certain line items on the consolidated statement of income (see Regulatory Matters). These changes had no effect on the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Effective January 1, 1998, New Jersey Gross Receipts and Franchise Taxes (GRAFT) were replaced by a combination of a New Jersey Sales and Use Tax (Sales
     Tax), a New Jersey Corporate Business Tax (CBT) and a temporary Transitional Energy Facilities Assessment (TEFA). In prior periods, GRAFT was recorded as a single line item as a reduction of operating margins. Effective January 1, 1998, TEFA is recorded in the energy taxes line item as a reduction of operating margins, CBT is recorded in the income taxes line item and Sales Tax is recorded as a reduction of operating revenues. The legislation was designed to be net income neutral over a twelve-month period. However, for the six-month period ending March 31, 1999 as compared to the six-month period ended
     March 31, 1998 the legislation had the effect of reducing operating revenues by approximately $3.4 million, reducing energy taxes by approximately $4.1 million and increasing income tax expense by approximately $1.2 million.

     Three-Month Periods Ended March 31, 1999 and 1998

     Net Income. Net income for the three-month period ended March 31, 1999 was $17.8 million, or $1.40 per share, as compared with net income of $15.1 million, or $1.20 per share, for the three-month period ended March 31, 1998. The increase in the current period was partially due to the effect of non-recurring items which contributed $1.3 million, or $0.10 per share to net income. These items were primarily associated with the Company's early retirement programs (see
     Note 3 of the Notes to the Consolidated Financial Statements). Absent these non-recurring items, net income would have been $16.5 million or $1.30 per share. The increase in recurring earnings was attributable to higher margins and other income, partially offset by higher operations and maintenance expenses, interest and depreciation and amortization.

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of regulated operating revenues is not necessarily indicative of financial performance. The Company's operating revenues decreased by $4.2 million, or 2%, for the three-month period ended March 31, 1999 as compared with the three-month period ended March 31, 1998, principally due to a decrease of approximately $11.3 million in unregulated revenues primarily due to lower gas prices in the current period. This decrease was partially offset by an increase in revenues of approximately $7.3 million in the Company's utility operations primarily resulting from customer growth and the effect of colder weather in the 1999 period, primarily in New Jersey where it was 16% colder than the prior year.

     The Company's operating margins increased by $6.5 million, or 10%, for the three-month period ended March 31, 1999 as compared with the three-month period ended March 31, 1998. Margins from the Company's unregulated operations increased by approximately $3.3 million over the prior year period primarily due to an increase in the Company's energy portfolio management business. The Company's utility distribution margins increased approximately $3.0 million over the prior year period mainly due to the effect of colder weather as compared to the prior year, customer growth, and the effect of previously deferred post-retirement benefit expenses which are now being expensed and recovered through rates. Customer service margins showed a slight increase in the current year as compared to the prior year period. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of these weather normalization clauses, operating margins were approximately $2.5 million higher in the 1999 period than they would have been without such clauses. In the 1998 period, operating margins were approximately $4.8 million higher than they otherwise would have been without such clauses.

     Other Operating Expenses. Operations and maintenance expenses increased by approximately $3.7 million, or 16%, for the three-month period ended March 31, 1999 as compared with the three-month period ended March 31, 1998. The increase was primarily the result of a lower pension credit in the current period, previously deferred post-retirement benefit expenses which are being expensed and recovered through rates, and higher levels of accrued expenses associated with the improved performance of the Company's wholesale trading
     operations.   These increases were partially offset by labor and
     benefits reductions resulting from the Company's reorganization in 1998.

     The Company recognized approximately $2.1 million of non-recurring income in the second quarter of fiscal 1999 as a result of a $6.8 million settlement gain realized on the Company's 1998 early retirement program, offset by a $2.0 million special termination charge associated with the 1999 New Jersey bargaining unit early retirement program, $1.1 million in write-offs of previously deferred regulatory assets, and other items which were deemed to be separate from recurring earnings (see Note 3 of the Notes to the Consolidated Financial Statements).

     Income tax expense increased by approximately $1.6 million for the three-month period ended March 31, 1999 as compared to the three-month period ended March 31, 1998 as a result of higher pre-tax income.

     Other Income and (Expense), Net. Other income and expense, net, increased by approximately $0.3 million for the three-month period ended March 31, 1999 as compared with the three-month period ended March 31, 1998 due to improved results generated by TIC.

     Interest Expense. Interest expense increased by approximately $0.5 million for the three-month period ended March 31, 1999 as compared with the three-month period ended March 31, 1998. This increase was primarily due to interest on the Company's $40 million bond issuance in December 1998, as well as an increase due to higher average short-term borrowings. These increases were partially offset by an increase in interest income on funds held by trustee as a result of the $40 million issuance noted above being put into trust for use on qualified expenditures (see "Financing Activities and Resources - Long-Term Debt and Funds for Construction Held by Trustee").

     Six-Month Periods Ended March 31, 1999 and 1998

     Net Income. Net income for the six-month period ended March 31, 1999 was $24.7 million, or $1.94 per share, as compared with net income of $22.5 million, or $1.80 per share, for the six-month period ended March 31, 1998. The increase in the current period was partially due to the effect of non-recurring items which contributed $1.3 million, or $0.10 per share to net income (see Note 3 of the Notes to the Consolidated Financial Statements). Absent these non-recurring items, net income would have been $23.4 million or $1.84 per share. The increase in recurring earnings was attributable to higher margins, partially offset by the effect of the change in the NJ tax law noted above, higher operations and maintenance expenses, interest and depreciation, as well as lower other income.

     Net income per share in the current period was also affected by the increased number of outstanding shares of common stock over the prior year period, issued through various stock plans.

     Operating Revenues and Operating Margins. The Company's operating revenues decreased by $10.6 million, or 2%, for the six-month period ended March 31, 1999 as compared with the six-month period ended March 31, 1998. The decrease was principally due to a decrease of approximately $12.0 million in the Company's utility operations as a result of the changes in the New Jersey tax law noted above, and weather that was warmer in the current year in several of the Company's service territories.

     The Company's operating margins increased by $6.9 million or 6% for the six-month period ended March 31, 1999 as compared with the six-month period ended March 31, 1998. The increase was primarily attributable to an increase of $4.0 million in the Company's unregulated operations as a result of an increase in the Company's energy portfolio management business, and improved results from NUI Energy. Utility distribution operations increased by $2.6 million as a result of customer growth, the effect of the changes in the New Jersey tax law described above, and an additional $1.6 million due to the recovery of previously deferred post-retirement benefit expenses through rates. The Company's customer service operations contributed approximately $0.3 million to the increase in margins as a result of continued growth by UBS and the Company's appliance sales and leasing business. As a result of weather normalization clauses, operating margins were approximately $5.0 million higher in the 1999 period than they would have been without such clauses. In the 1998 period, operating margins were approximately $5.2 million higher than they otherwise would have been without such clauses.

     Other Operating Expenses. Operation and maintenance expenses increased by approximately $2.3 million, or 5%, for the six-month period ended March 31, 1999 as compared with the six-month period ended March 31, 1998. The increase was primarily the result of a lower pension credit in the current period, previously deferred post-retirement benefit expenses which are being expensed and recovered through rates, and higher levels of accrued expenses associated with the improved performance of the Company's wholesale trading operations. These increases were partially offset by labor and benefit savings from the Company's 1998 reorganization, as well as lower outside contract work and temporary help.

     The Company recognized approximately $2.1 million of pre-tax non-recurring income during the six-month period ended March 31, 1999. See Note 3 of the "Notes to the Consolidated Financial Statements" for a description of these items.

     Depreciation and amortization expenses increased by $0.7 million primarily due to additional plant in service.

     Income tax expense increased by approximately $2.8 million due to the changes in the New Jersey tax law described above, as well as higher pre-tax income.

     Other Income and (Expense), Net. Other income and expense, net, decreased by approximately $0.4 million for the six-month period ended March 31, 1999 as compared with the six-month period ended March 31, 1998. The decrease was primarily due to a gain on the sale of marketable securities of approximately $0.6 million in the prior year period.

     Interest Expense. Interest expense increased by approximately $0.8 million for the six-month period ended March 31, 1999 as compared with the six-month period ended March 31, 1998. The increase was mainly due to the reasons discussed under the "Three-Month Periods Ended March 31, 1999 and 1998" section.

     Regulatory Matters

     On April 30, 1999 the Company made a filing with the New Jersey Board of Public Utilities (NJBPU) which will enable all customers to choose an alternative supplier. This filing was a result of the "Electric Discount and Energy Competition Act" legislation which was signed into law in New Jersey on February 9, 1999. The legislation has several provisions that affect gas utilities. It provides all gas customers with the ability to choose an alternate natural gas supplier by December 31, 1999. At the same time, the utility will continue to provide basic gas service through December 2002 when the NJBPU will decide if the gas supply function should be made competitive. The NJBPU will also conduct proceedings to determine whether customers should be afforded the option of contracting with an alternative provider of billing, collection, meter reading and other services that may be deemed competitive by December 31, 2000.

     The NJBPU recently granted the Company permission to consolidate their residential transportation program proposal into the April 30, 1999 filing noted above. The proposed residential transportation program was originally filed by the company on July 31, 1998 and would allow customers to contract with third-party suppliers by September 2001.

     On August 20, 1998, the NJBPU approved the Company's petition to increase its annual purchased gas revenues in New Jersey by $9 million. Additionally, the Company was authorized to retain 15% of margins from utility off-system sales and capacity release credits. The Company previously retained 20% of margins from these items.

     In July 1997, the State of New Jersey enacted legislation which eliminated the current Gross Receipts and Franchise Taxes effective January 1, 1998. These taxes were replaced with a 6% sales tax on sales of electricity and natural gas, a corporate business tax currently paid by all non-utility corporations in the State, and a third tax called the Transitional Energy Facilities Assessment tax
     (TEFA). The legislation was intended, in part, to provide comparability between utilities that pay Gross Receipts and Franchise Taxes and non-utility energy companies that do not. The TEFA tax is scheduled to be phased out over five years. Effective January 1, 1999, a 13% reduction of TEFA was approved. These tax changes are designed to have no effect on the Company's net income, and did not have a material effect on working capital (See "Results of Operations" for the effect on the Company's operations). The Company paid approximately $27 million to the State for these taxes in 1998.

     Financing Activities and Resources

     The Company had net cash provided by operating activities of $58.1 million and $28.9 million for the six-month periods ended March 31, 1999 and 1998, respectively. The increase in the six-month period ended March 31, 1999 was primarily due to a significantly higher over-collection of gas costs through the Company's purchased gas adjustment clauses.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $86.1 million at 5.7% for the six-month period ended March 31, 1999 and $70.1 million at 6.0% for the six-month period ended March 31, 1998. The weighted average daily amounts of


     notes payable to banks increased principally due to additional borrowings to finance portions of the Company's capital expenditures earlier in the year. At March 31, 1999, the Company had outstanding notes payable to banks amounting to $50.6 million and available unused lines of credit amounting to $85.4 million. Notes payable to banks decreased as of March 31, 1999 as compared to the balance outstanding at September 30, 1998 due to seasonal borrowing requirements.

     Long-Term Debt and Funds for Construction Held by Trustee. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25%. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.


     In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate of up to $100 million of debt and equity securities. As of March 31, 1999, the Company has issued $70 million of Medium-Term Notes subject to the shelf registration statement.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of March 31, 1999, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $41 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment plan, and other employee benefit plans. The proceeds from such issuances amounted to approximately $0.6 million and $3.3 million for the six-month periods ended March 31, 1999 and 1998, respectively, and were used primarily to reduce outstanding short-term debt. The decrease in proceeds received in the six-month period ended March 31, 1999 as compared to the six-month period ended March 31, 1998 reflects that several of these plans commenced purchasing shares on the open market during 1998 to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

     Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $57.1 million of cash dividends at March 31, 1999.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $16.8 million for the six-month period ended March 31, 1999 as compared with $26.7 million for the six-month period ended March 31, 1998. Capital expenditures are expected to be approximately $52.0 million for all of fiscal 1999, as compared with a total of $60.9 million in fiscal 1998.

     The Company owns or previously owned six former manufactured gas plant
     (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed this reserve by an amount that could range up to an additional $24 million and be incurred during a future period of time that may range up to 50 years. Of this $24 million in possible additional expenditures, approximately $12 million relates to the New Jersey sites and approximately $12 million relates to the remaining MGP sites. As compared with the $34 million reserve currently recorded on the Company's books as discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $4.4 million of environmental costs incurred through June 30, 1997. Recovery of an additional $0.9 million in environmental costs incurred between July 1, 1997 and June 30, 1998 is currently pending NJBPU approval. With respect to costs which may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

     Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $68.6 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 6.8 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

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

     NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95% confidence interval and a one day time horizon, as of March 31, 1999, NUI Energy Brokers' VaR was $318,000.

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

     Under the Plan, NUI has established an executive level Year 2000 Committee (the Committee) to monitor the Company's Year 2000 progress. This Committee is chaired by NUI's Chief Operating Officer and includes the senior managers of all NUI's business units, the Chief Administrative Officer, General Counsel and Secretary and the Vice President of Corporate Development and Treasurer. The Committee receives monthly reports from a project coordinator and team. Members of the team are responsible for NUI gas distribution system controls, computer hardware, operating and communication systems, and for critical suppliers. The Chairman of the Committee reports to NUI's Board of Directors on Year 2000 issues on a periodic basis.

     All major billing, field service, networked information technology and gas distribution control and monitoring systems have been inventoried. Detailed inventorying of known material systems with embedded microcontrollers comprising environmental and support systems, such as telephone systems, heating and air conditioning, and backup electric generating systems have been substantially completed.

     The entire Assessment Phase, including the assessment of financial and field service systems and natural gas distribution control and monitoring systems, has been substantially completed at this time.

     Other than the hand-held meter reading units, which are currently in the process of being replaced, all known hardware and operating systems that handle billing and field service, and which required remediation, have been replaced. Replacement of NUI's billing systems in Pennsylvania and North Carolina is in progress and is currently scheduled for completion in August 1999. NUI's financial systems are in the process of being upgraded to a new version of third-party supplied software and are currently scheduled for completion in September 1999. Certain telephone systems are in the process of being remediated and are scheduled for substantial completion by the end of May 1999. Any other remediation will be reviewed when the need arises.

     Individual programs are generally being tested on a stand-alone basis as they are remediated. However, suites of programs must be tested as entire systems, running on remediated hardware and operating systems. Integrated testing for natural gas distribution and control and monitoring systems have been substantially completed. Billing and field service software is currently planned for the end of June 1999. Integrated testing of other systems is scheduled for completion by the end of September 1999.

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

     The total estimated costs of assessing, remediating and testing NUI's systems for Year 2000 compliance is approximately $3.5 million, of which approximately $2.5 million has been incurred through March 31, 1999. Approximately 50% of these costs will relate to capital projects. The Company has, and will continue, to fund these costs from the operations of the Company. These estimated costs do not include any third-party remediation that may be required, or any resulting contingency planning.

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


                          PART II - OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security Holders

     The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 1999.

     The Annual Meeting of Shareholders of NUI Corporation was held on January 26, 1999. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. At the meeting, the shareholders elected directors and ratified the appointment of independent public accountants.

     The total votes were as follows:             Against or
                                   For            Withheld       Abstain

     (1)  Election of directors
           to serve for three-year
           terms:
          Vera King Farris         10,983,023     115,163
          J. Russell Hawkins       10,988,367     109,819
          John Winthrop            10,990,492     107,694


     (2)  Ratification of the
           appointment of
           Arthur Andersen LLP
           as independent
           public accountants      10,574,996     479,407          43,783


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


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     May 14, 1999                         President and Chief
                                          Executive Officer

                                          A. MARK ABRAMOVIC
     May 14, 1999                         Senior Vice President and
                                          Chief Financial Officer