Form 10-Q
period 1999-06-30
NUI CORP
filed 1999-08-13
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                 FORM 10-Q

     (Mark One)
       X - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999
                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to____________

     Commission File Number   1-8353


                                     NUI
          (Exact name of registrant as specified in its charter)



               New Jersey                      22-1869941
        (State of incorporation)    (IRS employer identification no.)


       550 Route 202-206, PO Box 760, Bedminster, New Jersey 07921-0760 (Address of principal executive offices, including zip code)


                              (908) 781-0500
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.       Yes - X     No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1999: Common Stock, No Par Value: 12,748,967 shares outstanding.


                        NUI Corporation and Subsidiaries
                  Consolidated Statement of Income (Unaudited)
                (Dollars in thousands, except per share amounts)

                                             Three Months             Nine Months
                                                 Ended                   Ended
                                                June 30                 June 30
                                            1999        1998        1999       1998
                                            ----------------        ---------------
     Operating Margins
        Operating revenues                $160,678    $169,004    $644,838    $663,740
        Less - Purchased gas and fuel      117,118     130,430     472,047     497,974
               Energy taxes                  2,664       2,551      12,187      17,075
                                           -------     -------     -------     -------
                                            40,896      36,023     160,604     148,691
                                           -------     -------     -------     -------
     Other Operating Expenses
        Operations and maintenance          25,271      23,320      76,397      71,867
        Depreciation and amortization        6,919       6,326      20,703      19,401
        Restructuring and other non-
          recurring items                   (1,840)          -      (3,954)          -
        Other taxes                          2,211       2,568       6,897       7,515
        Income taxes                         1,760        (200)     19,014      14,318
                                           -------     -------     -------     -------
                                            34,321      32,014     119,057     113,101
                                           -------     -------     -------     -------
     Operating Income                        6,575       4,009      41,547      35,590

     Other Income and Expense,  Net
     Equity in earnings of TIC
     Enterprises, LLC, net                     460          42         716         150
     Other                                      12          72         121         873
     Income taxes                             (165)        (40)       (293)       (358)
                                           -------     -------     -------     -------
                                               307          74         544         665
                                           -------     -------     -------     -------
     Interest Expense                        4,458       4,515      14,987      14,203
                                           -------     -------     -------     -------
     Net Income (Loss)                      $2,424       $(432)    $27,104     $22,052
                                           =======     =======     =======     =======
     Net Income (Loss) Per Share of
        Common Stock                         $0.19      $(0.03)      $2.13       $1.76
                                           =======     =======     =======     =======
     Dividends Per Share of Common
        Stock                               $0.245      $0.245      $0.735      $0.735
                                           =======     =======     =======     =======
     Weighted Average Number of Shares
        of Common Stock Outstanding     12,733,055  12,654,101  12,708,265  12,556,940
                                        ==========  ==========  ==========  ==========

             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                            June 30,    September 30,
                                              1999           1998
                                           (Unaudited)        (*)
     ASSETS
     Utility Plant
        Utility plant, at original cost      $765,842      $737,323
        Accumulated depreciation and
           amortization                      (254,094)     (234,484)
        Unamortized plant acquisition
          adjustments                          30,613        30,904
                                             --------      --------
                                              542,361       533,743
                                             --------      --------
     Funds for Construction Held by
      Trustee                                  41,588        12,254
                                             --------      --------
     Investment in TIC Enterprises, LLC,
      net                                      24,397        23,874
                                             --------      --------
     Other Investments                          1,324         1,687
                                             --------      --------
     Current Assets
      Cash and cash equivalents                 2,356           929
      Accounts receivable (less
      allowance for doubtful accounts
      of $2,278 and $1,714, respectively)      76,900        62,673
      Fuel inventories, at average cost        15,471        34,937
      Unrecovered purchased gas costs               -         8,061
      Prepayments and other                    56,454        37,790
                                             --------      --------
                                              151,181       144,390
                                             --------      --------
     Other Assets
        Regulatory assets                      49,500        50,475
        Deferred charges                       10,716        10,424
                                             --------      --------
                                               60,216        60,899
                                             --------      --------
                                             $821,067      $776,847
                                             ========      ========
     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity          $242,154      $222,992
        Preferred stock                             -             -
        Long-term debt                        268,902       229,098
                                             --------      --------
                                              511,056       452,090
                                             --------      --------
     Capital Lease Obligations                  1,788         8,566
                                             --------      --------
     Current Liabilities
        Notes payable to banks                 42,055        87,630
        Current portion of capital lease
         obligations                            7,664         1,810
        Accounts payable, customer
         deposits and accrued liabilities      88,034        87,158
        Overrecovered purchased gas costs      17,795             -
        Federal income and other taxes         14,465         5,635
                                             --------      --------
                                              170,013       182,233
                                             --------      --------
     Deferred Credits and Other
     Liabilities
        Deferred Federal income taxes          66,336        62,519
        Unamortized investment tax
         credits                                5,365         5,710
        Environmental remediation reserve      33,981        33,981
        Regulatory and other liabilities       32,528        31,748
                                             --------      --------
                                              138,210       133,958
                                             --------      --------
                                             $821,067      $776,847
                                             ========      ========

                   *Derived from audited financial statements
             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                       Nine Months
                                                          Ended
                                                        June 30,
                                                     1999        1998


     Operating Activities
     Net income                                     $27,104     $22,052
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                21,298      20,154
        Deferred Federal income taxes                 3,817       1,911
        Non-cash portion of restructuring and
         other non-recurring items                   (4,726)          -
        Amortization of deferred investment tax
         credits                                      (345)        (336)
        Other                                         1,282         480
        Effect of changes in:
          Accounts receivable, net                  (14,227)     (9,216)
          Fuel inventories                           19,466       8,831
          Accounts payable, deposits and
           accruals                                     876      (8,082)
          Over (under) recovered purchased gas
           costs                                     25,856       4,935
          Other                                      (4,285)    (10,472)
                                                  ---------    --------
        Net cash provided by operating
         activities                                  76,116      30,257
                                                  ---------    --------
     Financing Activities
     Proceeds from sales of common stock, net of
      treasury stock purchased                          332       3,782
     Dividends to shareholders                       (9,330)     (9,252)
     Proceeds from issuance of long-term debt        39,804           -
     Funds for construction held by trustee, net    (29,515)     13,115
     Repayments of long-term debt                        -      (54,600)
     Principal payments under capital lease
      obligations                                    (1,238)     (1,339)
     Net short-term (repayments) borrowings         (45,575)      5,038
                                                  ---------    --------
       Net cash used in financing activities       (45,522)     (43,256)
                                                  ---------    --------
     Investing Activities
     Cash expenditures for utility plant           (25,831)     (43,408)
     Other                                         (3,336)       (1,979)
                                                  ---------    --------
       Net cash used in investing activities       (29,167)     (45,387)
                                                  ---------    --------
     Net increase (decrease) in cash and cash
      equivalents                                   $1,427     $(58,386)
                                                  ========     ========
     Cash and Cash Equivalents
     At beginning of period                        $   929      $58,793
     At end of period                              $ 2,356      $   407

     Supplemental Disclosures of Cash Flows
     Income taxes paid, net                        $ 4,109      $ 5,262
     Interest paid                                 $16,356      $17,433



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

     2.  Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):

                                                June 30,   September 30,
                                                  1999         1998

     Common stock, no par value                 $209,976      $207,356
     Shares held in treasury                      (2,311)       (1,932)
     Retained earnings                            37,037        19,263
     Unearned employee compensation               (2,548)       (1,695)
                                                 -------       -------
     Total common shareholders' equity          $242,154      $222,992
                                                 =======       =======


     3. Restructuring and Other Non-Recurring Items

     The Company recognized approximately $4.0 million of pre-tax, non-recurring items in fiscal 1999 relating primarily to the recognition of pension settlement gains as a result of the Company's restructuring efforts over the past year. These gains were partially offset by a special termination charge related to the New Jersey bargaining unit early retirement program, the write-off of certain non-recoverable regulatory assets, and other charges deemed to be separate from recurring operations.

     In June 1998, the Company offered an early retirement program to its non-bargaining unit personnel. The program was accepted by 74 of the eligible 77 employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88), the Company recorded a special termination charge during fiscal 1998 when the cost was recognizable. In March 1999, the Company recorded a settlement gain of approximately $6.8 million as a result of satisfaction of all future liabilities associated with these employees.

     In January 1999, the Company offered an early retirement program to its bargaining unit employees in New Jersey. The program was accepted by 32 of the eligible 35 employees. In accordance with SFAS 88, the Company recorded a special termination charge of approximately $1.8 million in the second quarter of fiscal 1999 associated with these retirements. In June 1999, the Company recorded a settlement gain of approximately $3.2 million as the result of satisfaction of all future liabilities associated with these employees. Also in June 1999, the Company recorded an additional $0.6 million of other benefit expenses associated with these employees.

     The Company recorded approximately $1.8 million of charges relating to the write-off of certain regulatory assets which will not be recovered through rates. The Company also recorded $1.8 million of charges relating to other items which were deemed to be separate from recurring earnings.

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

     The Company also owns, or previously owned, ten former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the MGP Group). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are currently or were previously owned by the Company.

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

     The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. The most recent NJBPU base rate order permits the Company to utilize full deferred accounting for expenditures related to its New Jersey sites and provides for the recovery of $130,000 annually. As of July 1996, the Company is also able to recover MGP expenditures over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.0 million in environmental costs incurred between July 1, 1998 and June 30, 1999 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of June 30, 1999, reflecting the future recovery of environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.



                        NUI Corporation and Subsidiaries
                      Summary Consolidated Operating Data



                                         Three Months          Nine Months
                                            Ended                 Ended
                                           June 30               June 30
                                       1999      1998         1999      1998
     Operating Revenues (Dollars in
     thousands)
     Firm Sales:
        Residential                   $35,843   $34,553     $177,298  $174,977
        Commercial                     13,794    14,399       73,980    81,097
        Industrial                      1,578     4,253        7,401    15,751
     Interruptible Sales               11,644     9,983       34,153    36,023
     Unregulated Sales                 84,420    93,078      308,668   316,281
     Transportation Services            8,665     8,177       29,504    26,502
     Customer Service, Appliance
     Leasing and Other                  4,734     4,561       13,834    13,109
                                       ------    ------       ------    ------
                                     $160,678  $169,004     $644,838  $663,740
                                      =======   =======      =======   =======
     Gas Sold or Transported (MMcf)
     Firm Sales:
        Residential                     3,359     3,377       19,859    19,848
        Commercial                      1,668     1,828        9,636    10,686
        Industrial                        144     1,007        1,197     3,450
     Interruptible Sales                3,929     3,090       11,694     9,944
     Unregulated Sales                 43,179    38,836      150,123   120,695
     Transportation Services            7,331     6,716       23,760    23,702
                                      -------    ------      -------   -------
                                       59,610    54,854      216,269   188,325
                                      =======   =======      =======   =======
     Average  Utility Customers
     Served
     Firm:
        Residential                   345,556   339,146      344,384   338,848
        Commercial                     23,461    23,257       23,393    23,525
        Industrial                        222       276          256       278
     Interruptible                         50       105           58       111
     Transportation                     3,565     3,373        3,507     2,909
                                        -------   -------      -------   -------
                                      372,854   366,157      371,598   365,671
                                      =======   =======      =======   =======
     Degree Days in New Jersey
        Actual                            464       476        4,347     4,339
        Normal                            574       575        5,151     5,207
        Percentage variance from
         normal                            19%       17%          16%      17%
                                       warmer    warmer       warmer   warmer

     Employees (period end)                                      995    1,166



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

     Results of Operations

     The results for the nine-month period ending June 30, 1999 as compared to the nine-month period ending June 30, 1998 reflect changes in the New Jersey tax law which resulted in variations in certain line items on the consolidated statement of income. These changes had no effect on the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. Effective January 1, 1998, New Jersey Gross Receipts and Franchise Taxes (GRAFT) were replaced by a combination of a New Jersey Sales and Use Tax (Sales Tax), a New Jersey Corporate Business Tax (CBT) and a temporary Transitional Energy Facilities Assessment
     (TEFA). In prior periods, GRAFT was recorded as a single line item as a reduction of operating margins. Effective January 1, 1998, TEFA is recorded in the energy taxes line item as a reduction of operating margins, CBT is recorded in the income taxes line item and Sales Tax is recorded as a reduction of operating revenues. The legislation was designed to be net income neutral over a twelve-month period. However, for the nine-month period ending June 30, 1999 as compared to the nine-month period ended June 30, 1998 the tax changes had the effect of reducing operating revenues by approximately $3.4 million, reducing energy taxes by approximately $4.1 million and increasing income tax expense by approximately $1.2 million.

     Three-Month Periods Ended June 30, 1999 and 1998

     Net Income (Loss). Net income for the three-month period ended June 30, 1999 was $2.4 million, or $0.19 per share, as compared with a net loss of $0.4 million, or $0.03 per share, for the three-month period ended June 30, 1998. The increase in the current period was partially due to the effect of non-recurring items which contributed approximately $1.1 million, or $0.08 per share, to net income. These items were primarily associated with the Company's early retirement programs (see Note 3 of the Notes to the Consolidated Financial Statements). Absent these non-recurring items, net income would have been $1.4 million, or $0.11 per share. The increase in recurring earnings was attributable to higher margins and other income, partially offset by higher operations and maintenance expenses, other taxes and depreciation and amortization.

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of regulated operating revenues is not necessarily indicative of financial performance. The Company's operating revenues decreased by $8.3 million, or 5%, for the three-month period ended June 30, 1999 as compared with the three-month period ended June 30, 1998, principally due lower gas prices in the current period.

     The Company's operating margins increased by $4.9 million, or 14%, for the three-month period ended June 30, 1999 as compared with the three-month period ended June 30, 1998. Margins from the Company's unregulated operations increased by approximately $3.7 million over the prior year period due to favorable results from the Company's wholesale trading and retail marketing businesses. The Company's utility distribution margins increased approximately $1.2 million over the prior year period mainly due to customer growth and the effect of previously deferred post-retirement benefit expenses which are now being expensed and recovered through rates.

     Other Operating Expenses. Operations and maintenance expenses increased by approximately $2.0 million, or 8%, for the three-month period ended June 30, 1999 as compared with the three-month period ended June 30, 1998. The increase was primarily the result of previously deferred post-retirement benefit expenses which are being expensed and recovered through rates, higher levels of accrued commissions associated with the improved performance of the Company's unregulated trading and retail marketing businesses and a lower pension credit in the current period. These increases were partially offset by labor and benefits reductions resulting from the Company's reorganization efforts over the past year.

     The Company recognized approximately $1.8 million of non-recurring income in the third quarter of fiscal 1999 as a result of a $3.2 million pension settlement gain realized on the 1999 New Jersey bargaining unit early retirement program, offset by other benefit expenses associated with these employees, as well as other items which were deemed to be separate from recurring earnings (see Note 3 of the Notes to the Consolidated Financial Statements).

     Depreciation and amortization expenses increased by $0.6 million primarily due to additional plant in service.

     Other taxes decreased by $0.4 million primarily as a result of lower payroll taxes due to a decrease in the number of employees.

     Income tax expense increased by approximately $2.0 million for the three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998 as a result of higher pre-tax income.

     Other Income and (Expense), Net. Other income and expense, net, increased by approximately $0.2 million for the three-month period ended June 30, 1999 as compared with the three-month period ended June 30, 1998 due to improved results generated by TIC.

     Nine-Month Periods Ended June 30, 1999 and 1998

     Net Income. Net income for the nine-month period ended June 30, 1999 was $27.1 million, or $2.13 per share, as compared with net income of $22.1 million, or $1.76 per share, for the nine-month period ended June 30, 1998. The increase in the current period was partially due to the effect of non-recurring items which contributed $2.3 million, or $0.18 per share, to net income (see Note 3 of the Notes to the Consolidated Financial Statements). Absent these non-recurring items, net income would have been $24.8 million, or $1.95 per share. The increase in recurring earnings was attributable to higher margins, partially offset by higher operations and maintenance expenses, depreciation and amortization, and interest.

     Net income per share in the current period was also affected by the increased number of outstanding shares of common stock over the prior year period, issued through various stock plans.

     Operating Revenues and Operating Margins. The Company's operating revenues decreased by $18.9 million, or 3%, for the nine-month period ended June 30, 1999 as compared with the nine-month period ended
     June 30, 1998. The decrease was principally due to a decrease of approximately $12.0 million in the Company's utility operations primarily resulting from changes in the New Jersey tax law noted above and weather that was warmer in the current year in several of the Company's service territories. In addition, there was a decrease of $7.6 million in the Company's unregulated operations primarily due to lower gas prices in the current period.

     The Company's operating margins increased by $11.9 million, or 8%, for the nine-month period ended June 30, 1999 as compared with the nine-month period ended June 30, 1998. The increase was primarily attributable to an increase of $7.9 million in the Company's unregulated operations as a result of an increase in the Company's wholesale trading, energy portfolio management, and retail marketing businesses. Utility distribution operations increased by $3.7 million as a result of customer growth, the effect of the changes in the New Jersey tax law described above, and an additional $1.9 million due to the recovery of previously deferred post-retirement benefit expenses through rates. The Company's customer service operations contributed approximately $0.3 million to the increase in margins as a result of continued growth by UBS and the Company's appliance sales and leasing business. As a result of weather normalization clauses, operating margins were approximately $5.4 million higher in the 1999 period than they would have been without such clauses. In the 1998 period, operating margins were approximately $5.6 million higher than they otherwise would have been without such clauses.

     Other Operating Expenses. Operation and maintenance expenses increased by approximately $4.5 million, or 6%, for the nine-month period ended June 30, 1999 as compared with the nine-month period ended June 30, 1998. The increase was primarily the result of previously deferred post-retirement benefit expenses which are being expensed and recovered through rates, higher levels of accrued incentives associated with the improved performance of the Company's unregulated trading and retail marketing businesses and a lower pension credit in the current period. These increases were partially offset by labor and benefit savings from the Company's reorganization efforts over the past year, as well as lower outside contract work.

     The Company recognized approximately $4.0 million of pre-tax non-recurring income during the nine-month period ended June 30, 1999.
     See Note 3 of the _Notes to the Consolidated Financial Statements_ for a description of these items.

     Depreciation and amortization expenses increased by $1.3 million primarily due to additional plant in service.

     Income tax expense increased by approximately $4.7 million due to higher pre-tax income, as well as the changes in the New Jersey tax law described above.

     Interest Expense. Interest expense increased by approximately $0.8 million for the nine-month period ended June 30, 1999 as compared with the nine-month period ended June 30, 1998. This increase was primarily due to interest on the Company's $40 million bond issuance in December 1998, as well as higher average short-term borrowings. These increases were partially offset by an increase in interest income on funds held by trustee as a result of the $40 million issuance noted above being put into trust for use on qualified expenditures (see "Financing Activities and Resources - Long-Term Debt and Funds for Construction Held by Trustee").

     Regulatory Matters

     On April 30, 1999, the Company made a filing with the New Jersey Board of Public Utilities (NJBPU) which will enable all customers to choose an alternative supplier. This filing was a result of the "Electric Discount and Energy Competition Act" legislation which was signed into law in New Jersey on February 9, 1999. The legislation has several provisions that affect gas utilities. It provides all gas customers with the ability to choose an alternate natural gas supplier by December 31, 1999. At the same time, the utility will continue to provide basic gas service through December 2002 when the NJBPU will decide if the gas supply function should be made competitive. The NJBPU will also conduct proceedings to determine whether customers should be afforded the option of contracting with an alternative provider of billing, collection, meter reading and other services that may be deemed competitive by December 31, 2000.

     On July 7, 1999, the NJBPU approved a final stipulation on the Company's New Jersey's Purchased Gas Adjustment Clause filing in which the Company would continue to charge rates approved in an interim stipulation and approved by the NJBPU on March 3, 1999. In addition, the stipulation provided that the Company would refund to customers $10 million of over-recovered gas costs. Of this amount, $5.6 million would be applied against a Weather Normalization Clause (WNC) under-recovery and the balance will be credited to customer bills in late fiscal 1999. The stipulation also allows the Company to defer the costs of its undepreciated propane-air plant, presently not in use, until its next base rate case.

     Financing Activities and Resources

     The Company had net cash provided by operating activities of $76.1 million and $30.3 million for the nine-month periods ended June 30, 1999 and 1998, respectively. The increase in the nine-month period ended June 30, 1999 was primarily due to a significantly higher over-collection of gas costs through the Company's purchased gas adjustment clauses and a lower cost paid for the gas in the Company's inventory.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $70.9 million at 5.4% for the nine-month period ended June 30, 1999 and $63.4 million at 5.8% for the nine-month period ended June 30, 1998. The weighted average daily amounts of notes payable to banks increased principally due to additional borrowings to finance portions of the Company's capital expenditures earlier in the year. At June 30, 1999, the Company had outstanding notes payable to banks amounting to $42.1 million and available unused lines of credit amounting to $108.9 million. Notes payable to banks decreased as of June 30, 1999, as compared to the balance outstanding at September 30, 1998, due to seasonal borrowing requirements.

     Long-Term Debt and Funds for Construction Held by Trustee. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25%. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 1999, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $37 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment plan, and other employee benefit plans. The proceeds from such issuances amounted to approximately $0.7 million and $3.9 million for the nine-month periods ended June 30, 1999 and 1998, respectively, and were used primarily to reduce outstanding short-term debt. The decrease in proceeds received in the nine-month period ended June 30, 1999, as compared to the nine-month period ended June 30, 1998, reflects that several of these plans commenced purchasing shares on the open market during 1998 to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

     Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $56.6 million of cash dividends at June 30, 1999.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $26.2 million for the nine-month period ended June 30, 1999 as compared with $43.8 million for the nine-month period ended June 30, 1998. Capital expenditures are expected to be approximately $52.0 million for all of fiscal 1999, as compared with a total of $60.9 million in fiscal 1998.

     The Company owns or previously owned six former manufactured gas plant
     (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which the Company expects it will expend in the next twenty years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed this reserve by an amount that could range up to an additional $24 million and be incurred during a future period of time that may range up to 50 years. Of this $24 million in possible additional expenditures, approximately $12 million relates to the New Jersey sites and approximately $12 million relates to the remaining MGP sites. As compared with the $34 million reserve currently recorded on the Company's books as discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.0 million in environmental costs incurred between July 1, 1998 and June 30, 1999 is currently pending NJBPU approval. With respect to costs which may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

     Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $68.9 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 3.4 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken.

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

     NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95% confidence interval and a one day time horizon, as of June 30, 1999, NUI Energy Brokers' VaR was $99,000.

     Year 2000

     Many existing computer programs and systems with embedded digital microcontrollers use only two digits to identify a year in the date field, or were not designed in other ways to provide for the upcoming change in the century. If not corrected, many systems that use digital technology could fail or create errors that may result in a significant adverse impact on NUI's ability to provide service, its regulatory relations and financial condition.

     NUI has developed a Risk Mitigation Plan (Plan) as an internal guide to its systems readiness program. The purpose of the program is to mitigate the risks associated with Year 2000 technology issues. The Plan includes the following phases: (i) development of a detailed inventory of all information technology (IT) and non-IT systems that incorporate any technology component including embedded microprocessors and microcontrollers (Inventory Phase); (ii) assessment of those systems for Year 2000 vulnerability (Assessment Phase); (iii) remediation of the affected systems (Remediation Phase); and (iv) testing of sub-systems, hardware, operating and application software running as integrated systems (Testing Phase). In addition, the Plan requires (v) an analysis of the risk of system failure and the consequences of failure in order to focus testing resources and prioritization of resources under contingency plans (Risk Analysis). The Inventory, Assessment and the Risk Analysis Phases include material direct third-party suppliers and vendors. The final phase is
     (vi) contingency planning, which is described below.

     Under the Plan, NUI has established an executive level Year 2000 Committee (Committee) to monitor the Company's Year 2000 progress. This Committee is chaired by NUI's Chief Operating Officer and includes the senior managers of all NUI's business units, the Chief Administrative Officer, General Counsel and Secretary and the Vice President of Corporate Development and Treasurer. The Committee receives monthly reports from a project coordinator and team. Members of the team are responsible for NUI gas distribution system controls, computer hardware, operating and communication systems, and for critical suppliers. The Chairman of the Committee reports to NUI's Board of Directors on Year 2000 issues on a periodic basis.

     All major billing, field service, networked information technology and gas distribution control and monitoring systems have been inventoried. Detailed inventorying of known material systems with embedded microcontrollers comprising environmental and support systems, such as telephone systems, heating and air conditioning, and backup electric generating systems, has been substantially completed.

     The entire Assessment Phase, including the assessment of financial and field service systems and natural gas distribution control and monitoring systems, has been substantially completed at this time.

     Other than the hand-held meter reading units, which are currently in the process of being replaced, all known hardware and operating systems that handle billing and field service, and which required remediation, have been replaced. Replacement of NUI's billing system in North Carolina is complete. Replacement of NUI's billing system in Pennsylvania is in progress and is currently scheduled for completion in August 1999. NUI's financial systems have been upgraded to a new version of third-party supplied software. Certain telephone systems are in the process of being remediated and are currently scheduled for substantial completion by the end of August 1999. Any other remediation will be reviewed when the need arises.

     Individual programs are generally being tested on a stand-alone basis as they are remediated. However, suites of programs must be tested as entire systems, running on remediated hardware and operating systems. Integrated testing for natural gas distribution and control and monitoring systems, and billing and field service software has been substantially completed. Integrated testing of other systems is scheduled for completion by the end of September 1999.

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

     NUI is assessing the Year 2000 readiness of its critical suppliers. Assessment of third party systems is substantially complete. NUI will continue to work with these suppliers through 1999 to gain greater assurance that appropriate steps are being taken to ensure security of supply and the continued accurate exchange of critical data. Any remediation and contingency planning will be reviewed and determined based on the results of such third-party assessments.

     The total estimated costs of assessing, remediating and testing NUI's systems for Year 2000 compliance is approximately $3.5 million, of which approximately $2.8 million has been incurred through June 30, 1999. Approximately 50% of these costs will relate to capital projects. The Company has, and will continue, to fund these costs from the operations of the Company. These estimated costs do not include any third-party remediation that may be required, or any resulting contingency planning.

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

     Contingency plans are being developed as necessary for the Company's own systems and its third-party relationships, in response to its assessments, remediation and testing activities. Contingency planning is substantially complete.

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


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     August 13, 1999                      President and Chief
                                          Executive Officer

                                          A. MARK ABRAMOVIC
     August 13, 1999                      Senior Vice President and
                                          Chief Financial Officer