Form 10-K405
period 1999-09-30
NUI CORP
filed 1999-12-21
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-K
     (Mark One)
       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1999
                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to____________

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

                                       X
     The aggregate market value of 12,261,910 shares of common stock held by non-affiliates of the registrant calculated using the $25.1875 per share closing price on November 30, 1999 was $308,846,858.

     The number of shares outstanding for each of the registrant's classes of common stock, as of November 30, 1999:


           Common Stock, No Par Value: 12,837,811 shares outstanding.

     Documents incorporated by reference: NUI Corporation's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 27, 1999.


                                NUI Corporation

                       Annual Report on Form 10-K For The
                      Fiscal Year Ended September 30, 1999

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

                                    PART II

     Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters ....................................10
     Item 6. Selected Financial Data................................11
     Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................13
     Item 8. Financial Statements and Supplementary Data............20
     Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ....................20

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant....20
     Item 11. Executive Compensation................................20
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management ................................20
     Item 13. Certain Relationships and Related Transactions........20

                                    PART IV

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K ..................................21

                                NUI Corporation

                       Annual Report on Form 10-K for the
                      Fiscal Year Ended September 30, 1999



                                     PART I
     Item 1. Business

     NUI Corporation (NUI or the Company) was incorporated in New Jersey in 1969. NUI is a multi-state energy sales, services and distribution company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company's subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a customer and geographic information systems and services subsidiary; and International Telephone Group, Inc. (ITG), a telecommunications services subsidiary (see Note 2 of the Notes to the Consolidated Financial Statements). The Company also provides sales and marketing outsourcing through its 49% equity interest in TIC Enterprises, LLC
     (TIC).

     The principal executive offices of the Company are located at 550 Route 202-206, Box 760, Bedminster, NJ 07921-0760; telephone:
     (908) 781-0500.

     The Company's operations are organized and managed under three primary segments: Distribution Services, Energy Sales and Services and Customer Services. The Company also has corporate operations that do not currently generate operating revenues. Reference is made to Note 10, "Business Segment Information" of the "Notes to the Consolidated Financial Statements" for a discussion regarding financial information about the business segments of the Company. See also Item 6-"Selected Financial Data-Summary Consolidated Operating Data" for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average number of utility customers served. A discussion of the business of each segment follows.

     Distribution Services Segment

     Products and Services

     The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. Such distribution services are regulated as to price, safety and return by the regulatory commissions of the states in which in the Company operates (see Regulation). The Distribution Services segment serves approximately 372,000 customers, of which 67% are in New Jersey and 33% are in other states. Most of the Company's utility customers are residential and commercial customers who purchase gas primarily for space heating. Distribution Services' operating revenues for fiscal 1999 amounted to approximately $378.1 million, of which 78% was generated by utility operations in New Jersey and 22% was generated by utility operations in other states. Gas volumes sold or transported in fiscal 1999 amounted to 83.7 million Mcf, of which approximately 79% was sold or transported in New Jersey and 21% was sold or transported in other states. An Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas. A description of each of the Company's utility divisions follows.

     Elizabethtown Gas.  The Company, through Elizabethtown Gas
     (Elizabethtown), provides gas service to approximately 248,000 customers in franchised territories within seven counties in central and northwestern New Jersey. Elizabethtown's 1,300 square-mile service territory has a total population of approximately 950,000. Most of the state's customers are located in densely-populated central New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating.

     Elizabethtown's regulated gas volumes sold or transported and customers served for the past three fiscal years were as follows:

        Regulated Gas Volumes Sold or Transported (in thousands of Mcf)

                                           1999       1998           1997
       Firm Sales:
           Residential                   18,818     18,299         19,485
           Commercial                     6,802      7,587          9,333
           Industrial                       732      3,903          4,085
       Interruptible Sales               15,477     11,927         12,886
       Transportation Sales              24,586     23,367         22,510
                                         ------     ------         ------
       Total                             66,415     65,083         68,299
                                         ======     ======         ======
                 Utility Customers Served (twelve-month average)

                                           1999       1998           1997
       Firm Sales:
           Residential - Heating        172,406    168,475        165,305
           Residential - Non-heating     55,946     56,358         57,380
           Commercial                    15,821     15,907         16,922
           Industrial                       208        229            262
       Interruptible Sales                   25         72             72
       Transportation Services            3,155      2,773          1,373
                                        -------    -------        -------
       Total                            247,561    243,814        241,314
                                        =======    =======        =======


     Gas volumes sold to the Company's firm customers are sensitive to the weather in New Jersey. In fiscal 1999, the weather in New Jersey was 16% warmer than normal and 1% colder than the prior year. Additionally, weather in fiscal 1998 was 17% warmer than normal and 9% warmer than fiscal 1997. While the effect of the warm weather has caused sales of gas to decline, Elizabethtown's tariff contains a weather normalization clause that is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $5.4 million and $5.6 million higher in fiscal 1999 and 1998, respectively, than they would have been without such clauses. For a further discussion on variations in revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     The Company's commercial and industrial customers currently have the ability to utilize transportation service and purchase their gas from other suppliers. The rate charged to transportation customers remains regulated as to price and returns. Tariffs for transportation service have been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, the Company is financially indifferent as to whether it transports gas or sells gas and transportation together.

     On April 30, 1999, the Company made a filing with the New Jersey Board of Public Utilities (NJBPU) which will enable all customers in New Jersey (including residential customers) to choose an alternative supplier of natural gas. This filing was a result of the "Electric Discount and Energy Competition Act" legislation, which was signed into law in New Jersey on February 9, 1999. The legislation has several provisions that affect gas utilities. It provides all gas customers with the ability to choose an alternate natural gas supplier by December 31, 1999. At the same time, the utility will continue to provide basic gas service through December 2002 when the NJBPU will decide if the gas supply function should be made competitive. The NJBPU will also conduct proceedings to determine whether customers should be afforded the option of contracting with an alternative provider of billing, meter reading and other customer account services that may be deemed competitive by December 31, 2000. A NJBPU decision on the Company's April 30th filing is expected in early fiscal 2000.

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

     City Gas Company of Florida. City Gas Company of Florida (City Gas) is the second largest natural gas utility in Florida, supplying gas to over 99,000 customers in Dade and Broward Counties in south Florida, and in Brevard, Indian River and St. Lucie Counties in central Florida. City Gas' service areas cover approximately 3,000 square miles and have a population of approximately 1.7 million.

     City Gas' regulated gas volumes sold or transported and customers served for the past three fiscal years were as follows:

             Regulated Gas Volumes Sold or Transported (in
                           thousands of Mcf)

                                        1999     1998     1997
        Firm Sales:
            Residential                1,738    1,880    1,850
            Commercial                 3,353    3,572    3,944
        Interruptible Sales              111      461    1,162
        Transportation Sales           4,174    3,388    2,277
                                       -----    -----    -----
        Total                          9,376    9,301    9,233
                                       =====    =====    =====

            Utility Customers Served (twelve-month average)

                                        1999     1998     1997
        Firm Sales:


            Residential               94,784   93,227   92,724
            Commercial                 4,699    4,748    4,706
        Interruptible Sales                4       10       16
        Transportation Services          315     125        51
                                      ------   ------   ------
        Total                         99,802   98,110   97,497
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

     North Carolina Gas. The Company, through North Carolina Gas, provides gas service to approximately 13,800 customers in Rockingham and Stokes Counties in North Carolina, which territories comprise approximately 560 square miles. During fiscal 1999, the regulated operations of North Carolina Gas sold or transported approximately 3.8 million Mcf of gas as follows: 20% sold to residential customers, 13% sold to commercial customers, 28% sold to industrial customers and 39% transported to commercial and industrial customers.

     Elkton Gas Service ("Elkton"). The Company, through Elkton, provides gas service to approximately 4,000 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. During fiscal 1999, Elkton sold approximately 849,000 Mcf of gas as follows: 22% sold to residential customers, 18% sold to commercial customers and 60% sold to industrial customers.

     Valley Cities Gas Service ("VCGS") and Waverly Gas Service ("WGS"). VCGS and WGS provide gas service to approximately 6,300 customers in franchised territories comprising 104 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas, respectively. During fiscal 1999, the regulated operations of VCGS and WGS sold or transported approximately 3.3 million Mcf of gas as follows: 17% sold to residential customers, 8% sold to commercial customers, 3% sold to industrial customers and 72% transported to commercial and industrial customers.

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

     The Company's gas supply during fiscal 1999 came from the following sources: approximately 18% from purchases under contracts with primary pipeline suppliers and additional purchases under their filed tariffs; approximately 82% from purchases from various producers and gas marketers, and purchases under long-term contracts with independent producers and less than 1% from propane and liquefied natural gas ("LNG"). The Company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 1999, the Company's largest single supplier accounted for approximately 10% of the Company's total gas purchases.

     The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to deliver, on a firm year-round basis, of up to 93.7 million Mcf of natural gas annually with a maximum of approximately 277,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

     The Company has long-term gas purchase contracts for the supply of natural gas for its system with six suppliers, including one interstate pipeline company and five gas marketers. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to 18.8 million Mcf of natural gas annually with a maximum of approximately 70,000 Mcf per day. In order to achieve greater supply flexibility, and to more closely match its gas supply portfolio to changes in the market it serves, the Company recently allowed a long-term gas supply contract to expire at the conclusion of its primary terms. As a result, the Company has reduced its fixed gas cost obligations. The Company has replaced the supply with both spot market gas and shorter-term, seasonal firm supply, thus reducing the average term of its long-term obligations. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers. In fiscal 1995, the Company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the "Co-op"). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies. Participation in and reliance upon certain contractual arrangements among Co-op members has allowed the Company to reduce costs associated with winter services.



     In order to have available sufficient quantities of gas during the heating season, the Company stores gas during non-peak periods and purchases supplemental gas, including propane, LNG and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the Company with an aggregate of 14 million Mcf of natural gas storage capacity and provide the Company with the right to receive a maximum daily quantity of 162,462 Mcf. The contracts with cogeneration customers provide 26,200 Mcf of daily gas supply to meet peak loads by allowing the Company to take back capacity and supply that otherwise is dedicated to serve those customers.

     The Company has an LNG storage and vaporization facility in New Jersey for handling peak gas demand. It has a daily delivery capacity of 29,800 Mcf and storage capacity of 131,000 Mcf.

     The Company's maximum daily sendout in fiscal 1999 was approximately 409,300 Mcf in New Jersey and 97,242 Mcf in the other service territories combined. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for New Jersey of approximately 408,140 Mcf and approximately 128,000 Mcf for the other service territories combined.

     Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $68.6 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.7 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

     The Company distributes gas through approximately 6,200 miles of steel, cast iron and plastic mains. The Company has physical interconnections with five interstate pipelines in New Jersey and one interstate pipeline in Florida. In addition, the Company has physical interconnections in North Carolina and Pennsylvania with interstate pipelines, which also connect to New Jersey. Common interstate pipelines along the Company's operating system provide the Company with greater flexibility in managing pipeline capacity and supply, and thereby optimizing system utilization.

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

     The Company's current rates and tariffs for New Jersey reflect a rate case that was settled in October 1991, under which the Company obtained a weather normalization clause - see "Elizabethtown Gas". In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales services for Elizabethtown's commercial and industrial customers. The new tariffs became effective on January 1, 1995 and are designed to be neutral as to the operating margins of the Company. On April 30, 1999, the Company made a filing with the NJBPU which will enable all customers in New Jersey to choose an alternative supplier of natural gas. This filing was a result of the "Electric Discount and Energy Competition Act" legislation, which was signed into law in New Jersey on February 9, 1999 (see Item 7- "Management's Discussion and Analysis
     - Regulatory Matters" for a further discussion of this filing).

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

     Energy Sales & Services Segment

     Products and Services


     The Energy Sales and Services segment reflects the operations of the Company's NUI Energy, NUI Energy Brokers and NUI Energy Solutions subsidiaries, as well as off-system sales by the utility divisions. Together, this segment offers wholesale and retail energy sales, energy portfolio management, risk management, utility asset management, project development and energy consulting services.

     NUI Energy, Inc. (NUI Energy) provides retail energy sales and related services to unbundled retail commercial and industrial customers. NUI Energy's operating margins were $4.1 million in fiscal 1999 as compared with $2.5 million in fiscal 1998 and $2.4 million in fiscal 1997.

     NUI Energy Brokers, Inc. (NUI Energy Brokers) was formed in 1996 to provide the wholesale energy trading, brokering, and risk management activities of the Company. In addition to providing these services to third parties, NUI Energy Brokers is also responsible for the supply acquisition activity for NUI's Distribution Services segment. NUI Energy Brokers trades physical natural gas in four geographic regions: the Northeast, Southeast, Gulf Coast, and Mid Continent. In addition, NUI Energy Brokers trades futures and options contracts on the New York Mercantile Exchange. The risk associated with trading activities is closely monitored on a daily basis and controlled in accordance with the Company's Risk Management Policy. As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. Therefore, the earnings from NUI Energy Brokers are likely to be more volatile than the Company's utility distribution business (see Item 7, _Management's Discussion and Analysis-Market Risk Exposure_). NUI Energy Brokers generated margins of $8.3 million in fiscal 1999, $2.8 million in fiscal 1998 and $3.6 million in fiscal 1997.

     NUI Energy Solutions, Inc. (NUI Energy Solutions) was formed by the Company in fiscal 1998 to provide energy management and consulting services to existing and new customers. Due to start-up costs associated with this business, NUI Energy Solutions recorded a loss in both fiscal 1999 and 1998.

     Another business line within Energy Sales and Services is off-system sales, or the use of utility-owned gas assets to make sales to customers outside of NUI's service areas. Such assets include pipeline capacity and gas storage facilities. These assets are managed separately from non-utility assets, and their use is monitored and regulated by state regulatory commissions. Pursuant to regulatory agreements in some states in which the Company operates, the Company is able to retain a portion of the margins from these sales in varying percentages depending on the state in which the assets are owned. Off-system sales margins totaled $771,000 in fiscal 1999, $453,000 in fiscal 1998 and $681,000 in fiscal 1997.

     Customer Services Segment

     Products and Services

     The Customer Services segment is comprised of the Company's Utility Business Service subsidiary and the appliance business operations. Together this segment provides appliance repair, maintenance, installation and leasing; customer information system services including bill printing, mailing, collection and payment processing;


     network analysis; facilities database management; and operations mapping and field computing for other utilities.

     During fiscal 1999, the Company completed the separation of its appliance servicing and leasing business from its Distribution Services segment. This group performed more than 74,000 revenue-producing appliance service jobs in fiscal 1999. The appliance group generated revenues of $15.5 million in fiscal 1999, $14.0 million in fiscal 1998 and $12.8 million in fiscal 1997.

     Utility Business Services, Inc. (UBS) provides customer information systems and geographic information system services to investor-owned and municipal utilities, as well as third-party providers in the gas, water and wastewater markets. WINS CIS, the premiere customer information system developed and maintained by UBS, is presently serving approximately 30 clients with state-of-the-art capabilities in support of more than 620,000 customers. In addition to generating over three million bills each year, UBS assists clients in allied areas such as automatic meter reading, payment processing, and account recovery. In fiscal 1999, UBS introduced a natural gas version of WINS CIS by converting three of the Company's Distribution Services utility divisions to the new system. UBS is currently working on a web-enabled version of WINS CIS and plans to address the needs of the electric industry in the near term. Geographic information services are currently provided to nine clients. UBS had margins of $3.7 million in fiscals 1999 and 1998 and $2.4 million in fiscal 1997.

     Other NUI Operations

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

     On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC (TIC), a newly formed limited liability company, for a purchase price of $22 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses. Among these businesses are Lucent Technologies, Nextel Communications, Qwest Communications, AT&T and the United States Postal Service. In early December 1999, TIC was awarded a national contract from the United States Postal Service (USPS) to market its expedited delivery services. TIC contributed $1.2 million of equity earnings in fiscal 1999, was flat in fiscal 1998, and contributed $1.3 million in fiscal 1997.

     On November 12, 1999, the Company closed on its acquisition of International Telephone Group, Inc. The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the Company. The purchase price totaled $3.8 million and included the issuance of 113,200 shares of NUI common stock, with the remainder paid in cash. ITG is a full service telephone company that provides its customers with a single service solution for all their telecommunication requirements including local, long distance, cellular, internet, and data communications services (see Note 2 of the Notes to the Consolidated Financial Statements).

     Persons Employed

     As of September 30, 1999, the Company employed a total of 1,049 persons, of which 269 employees in New Jersey were represented by the Utility Workers Union of America (Local 424); 87 employees in Florida (Locals 769 and 385) and 14 employees in Pennsylvania (Local 529) were represented by the Teamsters Union; and 36 employees in North Carolina were represented by the International Brotherhood of Electrical Workers (Local 2291). The current collective bargaining agreement with the New Jersey union was negotiated effective December 10, 1998 and expires on November 20, 2001. The North Carolina union collective bargaining agreement was negotiated on August 20, 1998, and expires on August 20, 2001. The collective bargaining agreement in Pennsylvania is currently being negotiated. The union is currently working without a contract. A final resolution is expected shortly. The collective bargaining agreement in Florida was negotiated on March 31, 1998 and expires on March 31, 2001.

     Persons employed by segment are as follows: Distribution Services segment- 673; Energy Sales and Services- 37; and Customer Services-181 persons. In addition, the Corporate office of NUI employed a total of 158 persons, which employees primarily work in shared services for the entire corporation.

     Available Information

     The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Any document the Company files with the Commission may be read or copied at the Commission's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. The Company's Commission filings are also available at the Commission's Web site at http://www.sec.gov or the Company's Web site at http://www.nui.com.

     Item 2. Properties

     The Company owns approximately 6,200 miles of steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the Company owns peak shaving plants, including a LNG storage facility in Elizabeth, New Jersey.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 1999.

                                    PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder
     Matters

     NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported price range per share of NUI common stock for the two years ended September 30, 1999 were as follows:

                              Quarterly       Price Range
                                 Cash
                               Dividend
                                          High     Low

             Fiscal 1999:
             First Quarter         $0.245   $27.00   $21.563
             Second Quarter         0.245    27.06    20.375
             Third Quarter          0.245    25.62    20.813
             Fourth Quarter         0.245    28.06    24.625

             Fiscal 1998:
             First Quarter         $0.245   $29.62   $21.375
             Second Quarter         0.245    28.62    25.188
             Third Quarter          0.245    29.43    23.313
             Fourth Quarter         0.245    25.93    20.313

     There were 6,045 shareholders of record of NUI common stock at November 30, 1999.



     It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay $54 million of cash dividends at September 30, 1999.


     Item 6. Selected Financial Data


                   Selected Consolidated Financial Data
                 (in thousands, except per share amounts)

                                      Fiscal Years Ended September 30,
                              1999      1998       1997      1996       1995

   Operating Revenues       $828,174   $828,036   $608,596  $469,499  $376,884
   Net Income               $ 24,560   $ 12,314   $ 19,649  $ 14,896  $  5,517
   Net Income Per Share       $ 1.93      $0.98      $1.75     $1.52     $0.60
   Dividends Paid Per Share    $0.98      $0.98      $0.94     $0.90     $0.90

   Total Assets             $844,226   $776,847   $803,665  $677,662  $610,165
   Capital Lease
     Obligations            $  2,599   $  8,566   $  9,679  $ 10,503  $ 11,114
   Long-Term Debt           $268,911   $229,098   $229,069  $230,100  $222,060
   Common Shareholders'     $237,318   $222,992   $218,291  $179,107  $140,912
     Equity
   Common Shares             12,750     12,680     12,429    11,086    9,201
     Outstanding

     Notes to the Selected Consolidated Financial Data:
     Net income for fiscal 1999 includes a pension settlement gain and other non-recurring items. The effect of these items increased net income by $2.3 million (after tax), or $0.18 per share.

     Net income for fiscal 1998 includes restructuring and other non-recurring charges amounting to $5.9 million (after tax), or $0.47 per share.

     Net income for fiscal 1995 includes restructuring and other non-recurring charges amounting to $5.6 million (after tax), or $0.61 per share.



                    Summary Consolidated Operating Data

                                   Fiscal Years Ended September 30,
                                 1999    1998     1997    1996    1995


     Operating       Revenues
     (Dollars
      in thousands)
     Firm Sales:
       Residential           $197,868  $198,072 $201,757   $194,332  $173,395
       Commercial              83,409    91,970  106,234    107,067    98,541
       Industrial               8,694    19,684   23,263     25,321    20,083
     Interruptible Sales       49,138    45,594   55,844     50,539    48,282
     Unregulated Sales        432,810   421,751  177,881     55,678     7,498
     Transportation Services   37,634    33,338   28,617     23,085    17,696
     Customer Service,
     Appliance
      Leasing and Other        18,621    17,627   15,000     13,477    11,389
                              -------   -------   ------     ------    ------
                             $828,174  $828,036 $608,596   $469,499  $376,884
                              =======   =======  =======    =======   =======
   Gas Sold or Transported
     (MMcf)
     Firm Sales:
         Residential           22,064    21,771   22,956     24,810    21,276
         Commercial            11,058    12,076   14,254     16,575    15,455
         Industrial             1,584     4,463    4,819      5,407     5,217
   Interruptible Sales         16,420    13,183   15,074     16,003    18,365
   Unregulated Sales          168,748   163,418   62,819     17,804     3,398
   Transportation Services     32,601    30,831   28,294     25,051    22,154
                              -------   -------   ------     ------    ------
                              252,475   245,742  148,216    105,650    85,865
                              =======   =======  =======    =======    ======
   Average Utility
     Customers
      Served
     Firm Sales:
      Residential             344,448  338,958  335,632     332,440   328,644
      Commercial               23,320   23,407   24,312      24,484    24,519
      Industrial                  254      275      306         338        43
   Interruptible Sales             56      111      121         120       118
   Transportation Services      3,535    2,948    1,460         668       184
                              -------  -------   ------      ------    ------
                              371,613  365,699  361,831     358,050   353,895
                              =======  =======  =======     =======   =======
   Degree Days in New
     Jersey                     4,381    4,356    4,772       5,343     4,333

     Employees (year end)       1,049    1,081    1,126       1,086     1,079

     Ratio  of Earnings to
     Fixed Charges               2.64     1.85     2.11        2.00      1.37



     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis refers to NUI Corporation and all its operating divisions and subsidiaries (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New
     York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a customer and geographic information systems and services subsidiary; and International Telephone Group, Inc. (ITG), a telecommunications services subsidiary (see Note 2 of the Notes to the Consolidated Financial Statements). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC).

     Results of Operations

     The results for the 1999 and 1998 fiscal years reflect changes in the New Jersey tax law, which resulted in variations in certain line items on the consolidated statement of income. Effective January 1, 1998, New Jersey Gross Receipts and Franchise Taxes (GRAFT) were replaced by a combination of a New Jersey Sales and Use Tax (Sales Tax), a New Jersey Corporate Business Tax (CBT) and a temporary Transitional Energy Facilities Assessment (TEFA). In prior periods, GRAFT was recorded as a single line item as a reduction of operating margins. Effective January 1, 1998, TEFA is recorded in the energy taxes line item as a reduction of operating margins, CBT is recorded in the income taxes line item and Sales Tax is recorded as a reduction of operating revenues. The legislation was designed to be net income neutral over a 12-month period, however, variations of certain line items on the consolidated statement of income exist. For fiscal 1999 as compared to fiscal 1998, the three new taxes had the effect of reducing operating revenues by approximately $3.4 million, reducing energy taxes by approximately $4.1 million and increasing income tax expense by approximately $1.2 million. For fiscal 1998 as compared to fiscal 1997, these changes had the effect of reducing operating revenues by approximately $9.9 million, reducing energy taxes by approximately $11.8 million and increasing income tax expense by approximately $1.9 million.

     Fiscal Years Ended September 30, 1999 and 1998

     Net Income. Net income for fiscal 1999 was $24.6 million, or $1.93 per share, as compared with net income of $12.3 million, or $0.98 per share in fiscal 1998. Net income in both fiscal periods includes non-recurring items incurred mainly as a result of the Company's 1998 reorganization (see Note 3 of the Notes to the Consolidated Financial Statements). The after-tax non-recurring items in fiscal 1999 resulted in a net gain of approximately $2.3 million, or $0.18 per share, as compared to after-tax charges of approximately $5.9 million, or $0.47 per share, incurred during fiscal 1998. Absent these non-recurring items, net income would have been $22.2 million, or $1.75 per share in fiscal 1999 as compared to $18.2 million, or $1.45 per share in fiscal 1998. The increase in recurring earnings was mainly attributed to higher operating margins, other income and lower other taxes, partially offset by higher operations and maintenance expenses, depreciation and interest expense.

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

     The Company's operating revenues remained relatively flat between fiscal 1999 and fiscal 1998, despite fluctuations within the Company's operating segments. Energy Sales and Services revenue increased by approximately $10.7 million mainly due to increased operations by NUI Energy Brokers, while Customer Services revenue increased $1.4 million primarily due to increases in the Company's appliance leasing business. These increases were partially offset by a decrease of approximately $11.9 million in the Company's Distribution Services revenue primarily resulting from changes in the New Jersey tax law noted earlier as well as a refund to New Jersey customers of approximately $4.4 million in September 1999 (see Regulatory Matters). Weather in New Jersey was approximately 16 percent warmer than normal in fiscal 1999 and relatively flat compared to the 1998 period.

     The Company's operating margins increased by $13.1 million, or 7 percent, in fiscal 1999 as compared with fiscal 1998. The increase was primarily attributable to an increase of approximately $3.9 million in the Company's Distribution Services segment as a result of customer growth, the effects of changes in the New Jersey tax law previously described and the recovery of previously deferred post-retirement benefit expenses through rates (see Regulatory Matters). These increases were partially offset by the effect of warmer weather in fiscal 1999 in several of the Company's service territories, part of which was not fully recovered from customers under weather normalization clauses. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $5.4 million and $5.6 million higher in fiscal 1999 and 1998, respectively, than they would have been without such clauses. Operating margins increased in the Customer Services segment by approximately $1.4 million due to an increase in the appliance leasing rates in Florida and increased customer service activity in New Jersey. Operating margins from the Company's Energy Sales and Services segment increased by approximately $7.9 million primarily due to increases in the Company's wholesale trading and retail energy operations.

     Other Operating Expenses. Operations and maintenance expenses increased by approximately $4.6 million, or 5 percent, in fiscal 1999 as compared with fiscal 1998. The increase was primarily the result of previously deferred post-retirement benefit expenses which are being expensed and recovered through rates, higher levels of accrued incentives associated with the improved performance of the Company's unregulated wholesale trading and retail energy businesses and a lower pension credit in the current year. These increases were partially offset by labor and benefit savings from the Company's reorganization efforts over the past year.

     The Company recognized approximately $4.0 million of pre-tax, non-recurring income in fiscal 1999, as compared to non-recurring expenses of approximately $9.7 million recognized in fiscal 1998. These items are mainly the result of the Company's 1998 reorganization. (See Note 3 of the Notes to the Consolidated Financial Statements for a further description of these items.)

     Depreciation and amortization increased approximately $2.0 million in fiscal 1999 as compared to the prior year, primarily due to additional plant in service.

     The decrease in other general taxes of approximately $0.6 million was primarily due to a decrease in the average number of employees during fiscal 1999.

     Income tax expense increased by approximately $8.2 million in fiscal 1999 as compared to fiscal 1998 as a result of higher pre-tax income and the change in the New Jersey tax law noted earlier.

     Interest Expense. Interest expense increased by approximately $0.7 million in fiscal 1999 as compared to fiscal 1998. This increase was primarily due to interest on the Company's $40 million bond issuance in December 1998. These increases were partially offset by an increase in interest income on funds held by trustee as a result of the $40 million issuance noted above being put into trust for use on qualified expenditures (see Financing Activities and Resources - Long-Term Debt and Funds for Construction Held by Trustee).

     Other Income and (Expense), Net. Other income and expense, net, increased by approximately $0.4 million in fiscal 1999 as compared to fiscal 1998. The increase reflects improved results from TIC of approximately $1.3 million as a result of higher revenues from TIC's various sales programs as well as contributions from additional product lines. This increase was partially offset by a gain of approximately $0.7 million recognized in the prior year period due to the sale of marketable securities.

     Fiscal Years Ended September 30, 1998 and 1997

     Net Income. Net income for fiscal 1998 was $12.3 million, or $.98 per share, as compared with net income of $19.6 million, or $1.75 per share in fiscal 1997. The decrease in 1998 was primarily due to after-tax, non-recurring charges of approximately $5.9 million, or $.47 per share, associated with the Company's reorganization efforts which included an early retirement program and other workforce reductions (see Note 3 of the Notes to the Consolidated Financial Statements). Absent these non-recurring charges, net income would have been $18.2 million, or $1.45 per share. The decrease in recurring earnings was mainly attributed to higher depreciation, operations and maintenance expenses, other taxes and lower other income, partially offset by higher operating margins.

     Net income per share in the current year was also affected by the increased average number of outstanding shares of common stock over the prior year, principally reflecting the Company's issuance of 1.0 million additional shares in September 1997 (see Financing Activities and Resources-Common Stock).

     Operating Revenues and Operating Margins. The Company's operating revenues increased by $219.4 million, or 36 percent, in fiscal 1998 as compared with fiscal 1997. The increase was principally due to an increase in the Company's Energy Sales and Services segment of approximately $247.2 million, mainly due to increased operations by NUI Energy Brokers, and increased activity in the Customer Services segment. These increases were partially offset by lower revenues from the Company's Distribution Services segment mainly due to the effect of warmer weather in fiscal 1998 in all of the Company's service territories, primarily in New Jersey where it was 17 percent warmer than normal and 9 percent warmer than the prior year, as well as the effect of the New Jersey tax law changes previously described.

     The Company's operating margins increased by $6.7 million, or 4 percent, in fiscal 1998 as compared with fiscal 1997. The increase was primarily attributable to an increase of approximately $5.3 million in the Company's Distribution Services segment as a result of customer growth and the effects of changes in the New Jersey tax law previously described. These increases were partially offset by the effect of warmer weather in fiscal 1998 in all of the Company's Distribution Services territories, part of which was not fully recovered from customers under weather normalization clauses. As a result of weather normalization clauses, operating margins were approximately $5.6 million and $2.0 million higher in fiscals 1998 and 1997, respectively, than they would have been without such clauses. Operating margins increased in the Customer Services segment by approximately $2.4 million due to customer additions by UBS and related increases in system conversion revenues, an increase in the appliance leasing rates in Florida and increased customer service activity in New Jersey. Operating margins from the Company's Energy Sales and Services segment decreased by approximately $1.0 million primarily due to a lack of market volatility, which negatively impacted margins, and lower off-system sales associated with warm temperatures of the 1998 heating season.

     Other Operating Expenses. Operations and maintenance expenses increased by approximately $1.1 million, or 1 percent, in fiscal 1998 as compared with fiscal 1997. The increase was primarily due to expenses associated with the continued growth of the Company's unregulated operations. These increases were partially offset by a higher pension credit due to the investment performance of pension plan assets.

     The Company incurred approximately $9.7 million of non-recurring charges in the fourth quarter of fiscal 1998 associated with the reorganization of the Company's operations which included an early retirement program for non-bargaining unit personnel and other workforce reductions (see Note 3 of the Notes to the Consolidated Financial Statements).

     Depreciation and amortization increased approximately $1.9 million in fiscal 1998 as compared to 1997, primarily due to additional plant in service.

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

     Other Income and (Expense), Net. Other income and expense, net, decreased by approximately $1.5 million in fiscal 1998 as compared to fiscal 1997. The decrease was primarily due to the lower results from TIC in 1998 as a result of additional investments made by TIC to grow its sales programs and increase its product lines. Additionally, the fiscal 1997 results reflected a pre-tax gain of approximately $0.7 million from the sale of certain property in Florida.


     Regulatory Matters

     On April 30, 1999, the Company made a filing with the New Jersey Board of Public Utilities (NJBPU) which will enable all customers in New Jersey to choose an alternative supplier of natural gas. This filing was a result of the "Electric Discount and Energy Competition Act" legislation, which was signed into law in New Jersey on February 9, 1999. The legislation has several provisions that affect gas utilities. It provides all gas customers with the ability to choose an alternate natural gas supplier by December 31, 1999. At the same time, the utility will continue to provide basic gas service through December 2002 when the NJBPU will decide if the gas supply function should be made competitive. The NJBPU will also conduct proceedings to determine whether customers should be afforded the option of contracting with an alternative provider of billing, meter reading and other customer account services that may be deemed competitive by December 31, 2000. A NJBPU decision on the Company's April 30 filing is expected in early fiscal 2000.

     On July 7, 1999, the NJBPU approved a final stipulation on the Company's New Jersey Purchased Gas Adjustment Clause filing in which the Company would continue to charge rates approved in an interim stipulation and approved by the NJBPU on March 3, 1999. In addition, the stipulation provided that the Company would refund to customers $10 million of previously over-recovered gas costs. Of this amount, $5.6 million was applied against a Weather Normalization Clause under-recovery and the balance was credited to customer bills in late fiscal 1999. The stipulation also allows the Company to defer the costs of its undepreciated propane-air plant, presently not in use, for rate recovery in its next base rate case.

     On September 23, 1998, the NJBPU issued an order approving the Company's petition to increase base rates in New Jersey by approximately $2.4 million to recover postretirement benefits computed under Statement of Financial Accounting Standards No. 106, _Employers' Accounting for Postretirement Benefits Other than Pensions_ (SFAS
     106). The rate increase was effective October 1, 1998 and allows for previously deferred costs, as well as future SFAS 106 costs, to be recovered over a rolling 15-year period.

     Financing Activities and Resources

     The Company's net cash provided by operating activities was $59.0 million in fiscal 1999, $20.9 million in fiscal 1998 and $40.5 million in fiscal 1997. The increase in fiscal 1999 as compared with fiscal 1998 was primarily due to additional collections of gas costs through the Company's purchased gas adjustment clauses and the timing of payment to gas suppliers. The decrease in fiscal 1998 as compared with fiscal 1997 was primarily due to the timing of payments to gas suppliers, as well as the timing of payments relating to energy taxes.

     Because the Company's primary business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $68.2 million at 5.3 percent in fiscal 1999, $66.8 million at 5.7 percent in fiscal 1998 and $66.0 million at 5.5 percent in fiscal 1997.

     At September 30, 1999, the Company had outstanding notes payable to banks amounting to $73.6 million and available unused lines of credit amounting to $62.4 million.

     Long-Term Debt and Funds for Construction Held by Trustee. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25 percent. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1999 and September 30, 1998, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $32.0 million and $7.1 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to approximately $0.7 million, $4.0 million and $5.7 million in fiscals 1999, 1998 and 1997, respectively, and were used primarily to reduce outstanding short-term debt. Effective May 26, 1998, several of these plans commenced purchasing shares on the open market to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa. The decrease in proceeds received in fiscal 1999 as compared to fiscals 1998 and 1997 reflects that the plans commenced purchasing shares directly in the open market rather than from Company.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $54 million of cash dividends at September 30, 1999.

     On September 25, 1997, the Company issued an additional 1.0 million shares of common stock. The net proceeds from the offering totaled $22.6 million and were used to reduce outstanding short-term debt incurred to finance the Company's acquisition of a 49 percent interest in TIC and for other general corporate purposes.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $47.9 million in fiscal 1999, $60.9 million in fiscal 1998 and $52.3 million in fiscal 1997. The decrease in fiscal 1999 was primarily due to special projects in fiscal 1998 to expand operations of two large industrial customers in New Jersey. The Company's capital expenditures are expected to be approximately $51 million in fiscal 2000.

     The Company owns or previously owned six former manufactured gas plant
     (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which is the minimum amount that the Company expects it will expend in the next 20 years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial actions, if necessary, with respect to all of its MGP sites may exceed this reserve by an amount that could range up to an additional $24 million and be incurred during a future period of time that may range up to 50 years. Of this $24 million in possible additional expenditures, approximately $12 million relates to the New Jersey MGP sites and approximately $12 million relates to the remaining MGP sites. As compared with the $34 million reserve currently recorded on the Company's books as discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.0 million in environmental costs incurred between July 1, 1998 and June 30, 1999 is currently pending NJBPU approval. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

     Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $68.6 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company.
     Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.7 billion cubic feet
     (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

     The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.

     Market Risk Exposure

     The Company's wholesale trading subsidiary, NUI Energy Brokers, uses derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to take advantage of market information and opportunities in the marketplace, and iii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins. These derivative instruments include forwards, futures, options and swaps.

     The risk associated with uncovered derivative positions is closely monitored on a daily basis, and controlled in accordance with NUI Energy Brokers' Risk Management Policy. This policy has been approved by the Company's Board of Directors and dictates policies and procedures for all trading activities. The policy defines both value-at-risk (VaR) and loss limits, and all traders are required to read and follow this policy. At the end of each day, all trading positions are marked-to-market and a VaR is calculated. This information, as well as the status of all limits, is disseminated to senior management daily.

     NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one day time horizon, as of September 30, 1999, NUI Energy Brokers' VaR was $295,000.


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

     Under the Plan, NUI has established an executive level Year 2000 Committee (the Committee) to monitor the Company's Year 2000 progress. The Committee is chaired by NUI's Senior Vice President, Chief Operating Officer and Chief Financial Officer, and includes the senior management of all NUI's business units, the Chief Information Officer, Chief Administrative Officer, General Counsel and Secretary and the Vice President of Corporate Development and Treasurer. The Committee receives monthly reports from a project coordinator and team. Members of the team are responsible for NUI gas distribution system controls, computer hardware, operating and communication systems, and for critical suppliers. The Chairman of the Committee reports to NUI's Board of Directors on Year 2000 issues on a periodic basis.

     The Company has largely completed the first five phases referred to above. In addition, contingency plans, supplementing existing disaster recovery and business continuity plans, have been developed as necessary for the Company's own systems and its third-party relationships, in response to its assessments, remediation and testing activities. The specific actions identified include measures such as manual workarounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate.

     NUI's systems and customers are vulnerable to systems operated by third parties that may not be Year 2000 ready. NUI has identified its critical direct suppliers and vendors and relies on its business partners/third parties to be responsible for the Year 2000 readiness of their offerings. These include, at the very highest level of importance, interstate pipeline suppliers, telecommunications carriers and electric suppliers. Interstate pipeline suppliers must appropriately schedule and control gas supplies to NUI's own distribution systems. Telecommunications carriers' digital circuits are used to control and monitor NUI's gas distribution system with voice circuits as emergency backup and for customers' reporting of emergencies. Electricity supplies are critical to NUI's customers for natural gas heating equipment and industrial process control.

     NUI is assessing the Year 2000 readiness of its critical suppliers through face-to-face meetings and correspondence. Although numerous third parties have indicated to the Company in writing that they are addressing their Year 2000 issues on a timely basis, NUI will continue to work with these suppliers through the remainder of 1999 to gain greater assurance that appropriate steps are being taken to ensure security of supply and the continued accurate exchange of critical data.

     The total estimated costs of assessing, remediating and testing NUI's systems for Year 2000 readiness is approximately $3.5 million, of which approximately $3.1 million has been incurred through September 30, 1999. Approximately 50 percent of these costs will relate to capital projects. The Company has and will continue to fund these costs from the operations of the Company.

     Customers are dependent on NUI's reliable and secure gas supply, emergency response and billing services. Each of these services relies on the Company's computer systems. A failure in these systems could materially interrupt the normal flow of these services and significantly impact human safety and physical property and have a significant adverse financial impact on NUI, its customers and suppliers. NUI and third-party critical suppliers are also interdependent, and failure of third-party suppliers to be Year 2000 ready could significantly impact the Company's ability to serve its customers. Due to the general uncertainty of the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition. The Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and the readiness of third parties. The Company believes that due to its Plan, the likelihood of major consequences should be reduced.

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


     Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements of the Company as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1999, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



     PART III

     Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 27, 1999.

     Item 11. Executive Compensation

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 27, 1999.

     Item 12. Security Ownership of Certain Beneficial Owners and
     Management

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 27, 1999.

     Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference.


     Such Proxy Statement was filed with the Securities and Exchange Commission on December 27, 1999.

                                  PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form
     8-K

     (a) (1) Consolidated financial statements of the Company as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999 and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 1999 are included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

          (2) The applicable financial statement schedule for the fiscal years 1999, 1998 and 1997 is included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

          (3) Exhibits:
     Exhibit        Description                     Reference
     No.
     2(i)           Letter Agreement, dated June    Incorporated by
                    29, 1993, by and between NUI    reference to Exhibit
                    Corporation and Pennsylvania &  2(i) to Registration
                    Southern Gas Company            Statement No. 33-50561
     2(ii)          Agreement and Plan of Merger,   Incorporated by
                    dated as of July 27, 1993, by   reference to Exhibit
                    and between NUI Corporation     2(ii) to Registration
                    and Pennsylvania & Southern     Statement No. 33-50561
                    Gas Company
     3(i)           Certificate of Incorporation,   Incorporated by
                    amended and restated as of      reference to Exhibit
                    December 1, 1995                3(i) of NUI's Form 10-
                                                    K Report for Fiscal
                                                    1995
     3(ii)          By-Laws, amended and restated   Incorporated by
                    as of  September 23, 1997       reference to Exhibit
                                                    3(ii) of NUI's Form
                                                    10-K Report for Fiscal
                                                    1997
     4(i)           Rights Agreement between NUI    Incorporated by
                    Corporation and Mellon          reference to NUI's
                    Securities Trust Company dated  Form 8-K dated
                    November 28, 1995               December 1, 1995
     10(i)          Service Agreement by and        Incorporated by
                    between Transcontinental Gas    reference to Exhibit
                    Pipe Line Corporation and       10(i) to Registration
                    Elizabethtown Gas Company       Statement No.    33-
                    ("EGC"), dated February 1,      50561
                    1992  (#3686)
     10(ii)         Service Agreement under Rate    Incorporated by
                    Schedule GSS by and between     reference to Exhibit
                    Transcontinental Gas Pipe Line  10(ii) of NUI's Form
                    Corporation and EGC, dated      10-K Report for Fiscal
                    July 1, 1996                    1997
     10(iii)        Service Agreement under Rate    Filed herewith.
                    Schedule LG-A by and between
                    Transcontinental Gas Pipe Line
                    Corporation and EGC, dated


     Exhibit        Description                     Reference
     No.
                    January 12, 1971, as amended
                    5/15/96
     10(iv)         Service Agreement by and        Incorporated by
                    between Transcontinental Gas    reference to Exhibit
                    Pipe Line Corporation and EGC,  10(iv) of NUI's Form
                    dated November 1, 1995          10-K Report for Fiscal
                    (Contract #1.1997)              1996
     10(v)          Service Agreement by and        Incorporated by
                    between Transcontinental Gas    reference to Exhibit
                    Pipe Line Corporation and EGC,  10(v) of NUI's Form
                    dated November 1, 1995          10-K Report for Fiscal
                    (Contract #1.1995)              1996
     10(vi)         Firm Gas Transportation         Incorporated by
                    Agreement by and among          reference to Exhibit
                    Transcontinental Gas Pipe Line  10(vi) to Registration
                    Corporation, EGC and National   Statement No.  33-
                    Fuel Gas Supply Corporation,    50561
                    dated November 1, 1984
     10(vii)        Service Agreement by and among  Incorporated by
                    Transcontinental Gas Pipe Line  reference to Exhibit
                    Corporation and EGC, dated      10(vii) of NUI's Form
                    November 1, 1995 (Contract      10-K Report for Fiscal
                    #1.1998)                        1996
     10(viii)       Service Agreement for Rate      Incorporated by
                    Schedule CDS by and between     reference to Exhibit
                    Texas Eastern Transmission      10(viii) to NUI's Form
                    Corporation and EGC, dated      10-K Report for Fiscal
                    December 1, 1993 (Contract      1994
                    #800361)
     10(ix)         Service Agreement under Rate    Incorporated by
                    Schedule FTS-7 by and between   reference to Exhibit
                    Texas Eastern Transmission      10(ix) to NUI's Form
                    Corporation and EGC, dated      10-K Report for Fiscal
                    October 25, 1994 (Contract      1994
                    #331720)
     10(x)          Service Agreement for Rate      Incorporated by
                    Schedule FTS-5 by and between   reference to Exhibit
                    Texas Eastern Transmission      10(x) of NUI's Form
                    Corporation and EGC, dated      10-K Report for Fiscal
                    March 18, 1996 (Contract        1997
                    #331501)
     10(xi)         Service Agreement under Rate    Incorporated by
                    Schedule FTS-8 by and between   reference to Exhibit
                    Texas Eastern Transmission      10(xi) to NUI's Form
                    Corporation and EGC, dated      10-K Report for Fiscal
                    June 28, 1994 (Contract         1994
                    #331013)
     10(xii)        Firm Transportation Service     Incorporated by
                    Agreement under FTS-2 Rate      reference to Exhibit
                    Schedule by and between City    10(xii) of NUI's Form
                    Gas and Florida Gas             10-K Report for Fiscal
                    Transmission, dated August 12,  1997
                    1993
     10(xiii)       Service Agreement for Rate      Incorporated by
                    Schedule FTS-2 by and between   reference to Exhibit
                    Texas Eastern Transmission      10(xiii) to
                    Corporation and EGC, dated      Registration Statement
                    June 1, 1993 (Contract          No. 33-50561


     Exhibit        Description                     Reference
     No.
                    #330788)
     10(xiv)        Service Agreement under NTS     Incorporated by
                    Rate Schedule by and between    reference to Exhibit
                    Columbia Gas Transmission       10(xiv) to NUI's Form
                    Corporation and EGC, dated      10-K Report for Fiscal
                    November 1, 1993 (Contract      1993
                    #39275)
     10(xv)         Service Agreement under SST     Incorporated by
                    Rate Schedule by and between    reference to Exhibit
                    Columbia Gas Transmission       10(xv) to NUI's Form
                    Corporation and EGC, dated      10-K Report for Fiscal
                    November 1, 1993 (Contract      1993
                    #38045)
     10(xvi)        Service Agreement under FTS     Incorporated by
                    Rate Schedule by and between    reference to Exhibit
                    Columbia Gas Transmission       10(xvi) to NUI's Form
                    Corporation and EGC, dated      10-K Report for Fiscal
                    November 1, 1993 (Contract      1993
                    #37882)
     10(xvii)       Gas Transportation Agreement    Incorporated by
                    under FT-G Rate Schedule by     reference to Exhibit
                    and between Tennessee Gas       10(xvii) to NUI's Form
                    Pipeline Company and EGC        10-K Report for Fiscal
                    (Contract #597), dated          1993
                    September 1, 1993
     10(xviii)      Gas Transportation Agreement    Incorporated by
                    under FT-G Rate Schedule by     reference to Exhibit
                    and between Tennessee Gas       10(xviii) to NUI's
                    Pipeline Company and EGC        Form 10-K Report for
                    (Contract #603), dated          Fiscal 1993
                    September 1, 1993
     10(xix)        Service Agreement by and        Incorporated by
                    between Transcontinental Gas    reference to Exhibit
                    Pipe Line Company and EGC,      10(xix) of NUI's Form
                    dated November 1, 1995          10-K Report for Fiscal
                    (Contract #3832)                1996
     10(xx)         Firm Transportation Service     Incorporated by
                    Agreement under FTS-1 Rate      reference to Exhibit
                    Schedule by and between City    10(xx) of NUI's Form
                    Gas and Florida Gas             10-K Report for Fiscal
                    Transmission dated October 1,   1993
                    1993 (Contract # 5034)
     10(xxi)        Lease Agreement between EGC     Incorporated by
                    and Liberty Hall Joint          reference to Exhibit
                    Venture, dated August 17, 1987  10(vi) of EGC's Form
                                                    10-K Report for Fiscal
                                                    1987
     10(xxii)       1988 Stock Plan                 Incorporated by
                                                    reference to Exhibit
                                                    10(viii) to
                                                    Registration Statement
                                                    No. 33-21525
     10(xxii)       First Amendment to 1988 Stock   Incorporated by
                    Plan                            reference to Exhibit
                                                    10(xxxiii) to
                                                    Registration Statement
                                                    No. 33-46162
     10(xxiii)      Form of Termination of          Incorporated by


     Exhibit        Description                     Reference
     No.
                    Employment and Change in        reference to Exhibit
                    Control Agreements              10(xxiii) of NUI's
                                                    Form 10-K Report for
                                                    Fiscal 1995
     10(xxiv)       Firm Transportation Service     Incorporated by
                    Agreement under FTS-2 Rate      reference to Exhibit
                    Schedule by and between City    10(xxiv) of NUI's Form
                    Gas and Florida Gas             10-K Report for Fiscal
                    Transmission, dated December    1994
                    12, 1991 and Amendment dated
                    November 12, 1993 (Contract
                    #3608)
     10(xxv)        Service Agreement under Rate    Incorporated by
                    Schedule LG-A by and between    reference to Exhibit
                    Transcontinental Gas Pipeline   10(xxv) of NUI's Form
                    and North Carolina Gas Service  10-K Report for Fiscal
                    Division of Pennsylvania &      1994
                    Southern Gas Company, dated
                    August 5, 1971
     10(xxvi)       Service Agreement under Rate    Incorporated by
                    Schedule GSS by and between     reference to Exhibit
                    Transcontinental Gas Pipeline   10(xxvi) of NUI's Form
                    and North Carolina Gas          10-K Report for Fiscal
                    Service, dated July 1, 1996     1997
     10(xxvii)      1996 Employee Stock Purchase    Incorporated by
                    Plan                            reference to Exhibit
                                                    10(xxvii) of NUI's
                                                    Form 10-K Report for
                                                    Fiscal 1996
     10(xxviii)     Service Agreement under Rate    Incorporated by
                    Schedule FT by and between      reference to Exhibit
                    Transcontinental Gas Pipeline   10(xxviii) of NUI's
                    and North Carolina Gas Service  Form 10-K Report for
                    Division of Pennsylvania &      Fiscal 1994
                    Southern Gas Company, dated
                    February 1, 1992 (Contract #
                    0.3922)
     10(xxix)       1996 Directors Stock Purchase   Incorporated by
                    Plan                            reference to Exhibit
                                                    10(xxix) of NUI's Form
                                                    10-K Report for Fiscal
                                                    1996
     10(xxx)        Gas Storage Contract under      Incorporated by
                    Rate Schedule FS by and         reference to Exhibit
                    between Tennessee Gas Pipeline  10(xxx) of NUI's Form
                    Company and Pennsylvania &      10-K Report for Fiscal
                    Southern Gas Company, dated     1994
                    September 1, 1993 (Contract
                    #2277)
     10(xxxi)       Gas Transportation Agreement    Incorporated by
                    under Rate Schedule FT-A by     reference to Exhibit
                    and between Tennessee Gas       10(xxxi) of NUI's Form
                    Pipeline Co. and Pennsylvania   10-K Report for Fiscal
                    & Southern Gas Company, dated   1994
                    September 1, 1993 (Contract
                    #935)
     10(xxxii)      Gas Transportation Agreement    Incorporated by
                    under Rate Schedule FT-A by     reference to Exhibit


     Exhibit        Description                     Reference
     No.
                    and between Tennessee Gas       10(xxxii) of NUI's
                    Pipeline Co. and Pennsylvania   Form 10-K Report for
                    & Southern Gas Company, dated   Fiscal 1994
                    September 1, 1993 (Contract
                    #936)
     10(xxxiii)     Gas Transportation Agreement    Incorporated by
                    under Rate Schedule FT-A by     reference to Exhibit
                    and between Tennessee Gas       10(xxxiii) of NUI's
                    Pipeline Co. and Pennsylvania   Form 10-K Report for
                    & Southern Gas Company, dated   Fiscal 1994
                    September 1, 1993 (Contract
                    #959)
     10(xxxiv)      Gas Transportation Agreement    Incorporated by
                    under Rate Schedule FT-A by     reference to Exhibit
                    and between Tennessee Gas       10(xxxiv) of NUI's
                    Pipeline Co. and Pennsylvania   Form 10-K Report for
                    & Southern Gas Company, dated   Fiscal 1994
                    September 1, 1993 (Contract
                    #2157)
     10(xxxv)       Employment Agreement, dated as  Incorporated by
                    of July 29, 1988, between NUI   reference to Exhibit
                    Corporation and Jack Langer     10(xxxv) of NUI's Form
                                                    10-K Report for Fiscal
                                                    1994
     10(xxxvi)      Service Agreement for Rate      Incorporated by
                    Schedule FT by and              reference to Exhibit
                    between Transcontinental Gas    10(xxxvi) of NUI's
                    Pipe Line Corporation and EGC   Form 10-K Report for
                    (Contract #1.0431) dated April  Fiscal 1995
                    1, 1995
     10(xxxvii)     Service Agreement for Rate      Incorporated by
                    Schedule FT by and              reference to Exhibit
                    between Transcontinental Gas    10(xxxvii) of NUI's
                    Pipe Line Corporation and EGC   Form 10-K Report for
                    (Contract #1.0445) dated April  Fiscal 1995
                    1, 1995
     10(xxxviii)    Service Agreement for Rate      Incorporated by
                    Schedule SS-1 by and between    reference to Exhibit
                    Texas Eastern Transmission      10(xxxviii) of NUI's
                    Corporation and EGC (Contract   Form 10-K Report for
                    (#400196) dated September 23,   Fiscal 1995
                    1994
     10(xxxix)      Gas Storage Agreement      Incorporated by reference
                    under Rate Schedule FS by  to Exhibit 10(xxxix) of
                    and between Tennessee Gas  NUI's Form 10-K Report for
                    Pipeline Company and EGC   Fiscal 1995
                    (Contract #8703) dated
                    November 1, 1994
     10(xl)         Consulting Agreement,      Incorporated by reference
                    dated as of March 24,      to Exhibit 10(xl) of NUI's
                    1995, between NUI          Form 10-K Report for Fiscal
                    Corporation and John Kean  1995
     10(xli)        Form of Deferred           Filed herewith.
                    Compensation Agreement
     10(xlii)       1996 Stock Option and      Incorporated by reference
                    Stock Award Plan           to Exhibit 10(xlii) of
                                               NUI's Form 10-K Report for
                                               Fiscal 1996


     Exhibit        Description                     Reference
     No.
     10(xliii)      Service Agreement under    Incorporated by reference
                    Rate Schedule FT by and    to Exhibit 10(xliii) of
                    between Elkton Gas and     NUI's Form 10-K Report for
                    Eastern Shore Natural Gas  Fiscal 1997
                    Company, dated as of
                    November 1, 1997
                    (Contract #010003)
     10(xliv)       Service Agreement under    Incorporated by reference
                    Rate Schedule FT by and    to Exhibit 10(xliv) of
                    between Elkton Gas and     NUI's Form 10-K Report for
                    Eastern Shore Natural Gas  Fiscal 1997
                    Company, dated as of
                    November 1, 1997
                    (Contract #010011)
     10(xlv)        Service Agreement under    Incorporated by reference
                    Rate Schedule FT by and    to Exhibit 10(xlv) of NUI's
                    between Elkton Gas and     Form 10-K Report for Fiscal
                    Eastern Shore Natural Gas  1997
                    Company, dated as of
                    November 1, 1997
                    (Contract #010012)
     10(xlvi)       Service Agreement under    Incorporated by reference
                    Rate Schedule FT by and    to Exhibit 10(xlvi) of
                    between Elkton Gas and     NUI's Form 10-K Report for
                    Eastern Shore Natural Gas  Fiscal 1997
                    Company, dated as of
                    November 1, 1997
                    (Contract #010013)
     10(xlvii)      Service Agreement under    Incorporated by reference
                    Rate Schedule FT by and    to Exhibit 10(xlvii) of
                    between Elkton Gas and     NUI's Form 10-K Report for
                    Eastern Shore Natural Gas  Fiscal 1997
                    Company, dated as of
                    November 1, 1997
                    (Contract #020003)
     10(xlviii)     Service Agreement under    Incorporated by reference
                    Rate Schedule FT by and    to Exhibit 10(xlviii) of
                    between Elkton Gas and     NUI's Form 10-K Report for
                    Eastern Shore Natural Gas  Fiscal 1997
                    Company, dated as of
                    November 1, 1997
                    (Contract #020005)
     10(xlix)       Service Agreement under    Filed herewith
                    Rate Schedule FT by and
                    between Elkton Gas and
                    Eastern Shore Natural Gas
                    Company, dated as of
                    November 1, 1998
                    (Contract #010032)
     10(l)          Agreement between T.I.C.   Incorporated by reference
                    Enterprises, L.L.C and     to Exhibit 10(i) of NUI's
                    United States Postal       Form 8-K filed 12/15/99.
                    Service
     12             Consolidated Ratio of      Filed herewith
                    Earnings to Fixed Charges
     21             Subsidiaries of NUI        Filed herewith
                    Corporation
     23             Consent of Independent     Filed herewith


     Exhibit        Description                     Reference
     No.
                    Public Accountants
     27             Financial Data Schedule    Filed herewith

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

     (b)  Reports on Form 8-K:

          On December 15, 1999, the Company filed a Form 8-k, Item 5, Other Events, reporting an agreement between its affiliate T.I.C.
     Enterprises, L. L. C and the United States Postal Service.



                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     Consolidated Financial Statements of NUI Corporation and Subsidiaries:

          Report of Independent Public Accountants              F-2

          Consolidated Financial Statements as of
          September 30, 1999 and 1998 and for each
          of the Three Years in the Period
          Ended September 30, 1999                              F-3

          Unaudited Quarterly Financial Data for
          the Two-Year Period Ended September 30, 1999
          (Note 12 of the Notes to the Company's Consolidated
          Financial Statements)                                F-18

     Financial Statement Schedule of NUI Corporation and Subsidiaries:

          Report of Independent Public Accountants              F-2

          Schedule II - Valuation and Qualifying Accounts
          for each of the Three Years in the
          Period Ended September 30, 1999                      F-20


     All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To NUI Corporation:

     We have audited the accompanying consolidated balance sheet and statement of consolidated capitalization of NUI Corporation (a New Jersey corporation) and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity, for each of the three years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NUI Corporation and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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






                                     ARTHUR ANDERSEN LLP

     New York, New York
     November 9, 1999



                       NUI Corporation and Subsidiaries
                       Consolidated Statement of Income
               (Dollars in thousands, except per share amounts)


                                               Years Ended September 30,


                                            1999      1998        1997
          Operating Margins
            Operating revenues          $828,174  $828,036    $608,596
            Less- Purchased gas and      621,363   629,608     402,160
               fuel
                     Energy taxes         14,148    18,852      33,598
                                        --------  --------    --------
                                         192,663   179,576     172,838
                                        --------  --------    --------
          Other Operating Expenses

            Operations and               100,490    95,881      94,799
          maintenance

            Depreciation and              26,939    24,952      23,032
          amortization

            Restructuring and other      (3,954)     9,686          --
              non-recurring items

            Other taxes                    9,101     9,733       9,189
            Income taxes                  16,604     8,390       9,377
                                        --------  --------    --------
                                         149,180   148,642     136,397
                                        --------  --------    --------
          Operating Income                43,483    30,934      36,441
                                        --------  --------    --------
          Other Income and Expense,
          Net
            Equity in earnings             1,223      (56)       1,334
          (losses) of TIC
          Enterprises, LLC, net
            Other                            360       969       1,940
            Income taxes                    (554)     (320)     (1,146)
                                         -------   -------     -------
                                           1,029       593       2,128
                                         -------   -------     -------
          Interest Expense                19,952    19,213      18,920
                                         -------   -------     -------
          Net Income                     $24,560   $12,314     $19,649
                                         -------   -------     -------
          Net Income Per Share of
            Common Stock                $   1.93  $    .98    $   1.75
                                        ========  ========    ========
          Dividends Per Share of
            Common Stock                $    .98  $    .98    $    .94
                                        ========  ========    ========
          Weighted Average Number of
            Shares of Common Stock    12,715,300 12,584,335  11,253,513
            Outstanding
                                      ========== ==========  ==========






            See the notes to the consolidated financial statements.



                     NUI Corporation and Subsidiaries
                        Consolidated Balance Sheet
                          (Dollars in thousands)
                                                    September 30,
                                                   1999        1998
     ASSETS
     Utility Plant
       Utility plant, at original cost            $779,131    $737,323

       Accumulated depreciation and               (256,898)   (234,484)
         amortization

       Unamortized plant acquisition                30,242      30,904
        adjustments, net
                                                   -------     -------
                                                   552,475     533,743
                                                   -------     -------
     Funds for Construction Held by Trustee         37,413      12,254
                                                   -------     -------
     Investment in TIC Enterprises, LLC             24,905      23,874
                                                   -------     -------
     Other Investments                               1,385       1,687
                                                   -------     -------
     Current Assets
       Cash and cash equivalents                     1,561         929

       Accounts receivable (less allowance for
        doubtful accounts of $1,697 in 1999         85,056      62,673
        and $1,714 in 1998)

       Fuel inventories, at average cost            28,573      34,937

       Unrecovered purchased gas costs                 901       8,061

       Prepayments and other                        50,108      37,790
                                                  --------    --------
                                                   166,199     144,390
     Other Assets                                 --------    --------
       Regulatory assets                            51,615      50,475
       Deferred assets                              10,234      10,424
                                                  --------    --------
                                                    61,849      60,899
                                                  --------    --------
                                                  $844,226    $776,847
                                                   =======     =======
     CAPITALIZATION AND LIABILITIES
     Capitalization (See accompanying
     statements)
       Common shareholders' equity                $237,318    $222,992
       Preferred stock                                  --          --
       Long-term debt                              268,911     229,098
                                                   -------     -------
                                                   506,229     452,090
                                                   -------     -------
     Capital Lease Obligations                       2,599       8,566
                                                   -------     -------
     Current Liabilities
       Notes payable to banks                       73,615      87,630

       Current portion of capital lease              7,776       1,810
       obligations

       Accounts payable, customer deposits and
        accrued liabilities                        108,023      87,158

       Federal income and other taxes                4,359       5,635
                                                   -------     -------
                                                   193,773     182,233
     Other Liabilities                             -------     -------
       Deferred Federal income taxes                69,951      62,497
       Unamortized investment tax credits            5,251       5,710
       Environmental remediation reserve            33,981      33,981
       Regulatory and other liabilities             32,442      31,770
                                                   -------     -------
                                                   141,625     133,958
                                                   -------     -------
                                                  $844,226    $776,847
                                                   =======     =======


            See the notes to the consolidated financial statements.


                     NUI Corporation and Subsidiaries
                   Consolidated Statement of Cash Flows
                          (Dollars in thousands)

                                               Years Ended September 30,
                                              1999     1998     1997

     Operating Activities
     Net Income                              $24,560  $12,314  $19,649
     Adjustments to reconcile net income to
       net  cash   provided   by  operating
     activities:
         Depreciation and amortization        28,914   26,050   24,040
         Deferred Federal income taxes         7,454      357    3,246
         Non-cash portion  of restructuring   (4,726)   7,301        -
          and other non-recurring items
         Amortization of deferred
          investment tax credits                (459)    (461)    (464)
         Other                                 3,237    1,743    1,020
         Effects of changes in:
           Accounts receivable, net          (22,383)   1,826   (20,911)
           Fuel inventories                    6,364   (3,869)   (1,877)
           Accounts payable, deposits and
            accruals                          20,865   (7,347)   28,133
           Over (under) recovered purchased
            gas costs                          7,160    1,541    (2,614)
           Other                             (12,030) (18,604)   (9,707)
                                              ------   ------     ------
       Net cash provided by operating
         activities                           58,956   20,851    40,515
                                              ------   ------    ------
     Financing Activities
     Proceeds from sales of common stock,
        net of treasury stock purchased          340    3,658    28,204
     Dividends to shareholders               (12,443) (12,311)  (10,575)

     Proceeds from issuance of long-term      39,813       --    53,569
     debt

     Funds for construction held by
       trustee, net                          (24,871)  16,670    18,784
     Repayments of long-term debt                 --  (54,600)     (950)
     Principal payments under capital lease
       obligations                            (1,810)  (1,792)   (1,730)
     Net short-term (repayments) borrowings  (14,015)  33,202      (467)
                                              ------   ------    ------
       Net cash (used for) provided by
        financing activities                 (12,986) (15,173)   86,835
                                              ------   ------    ------
     Investing Activities
     Cash expenditures for utility plant     (47,213) (59,969)  (51,366)
     Investment in TIC Enterprises, LLC           --       --   (22,584)
     Other                                     1,875   (3,573)    1,657
                                              ------   ------    ------
       Net cash used in investing            (45,338) (63,542)  (72,293)
       activities
                                              ------   ------    ------
     Net Increase (Decrease) in Cash
       and Cash Equivalents                  $   632 $(57,864)  $55,057
                                             =======  =======    ======
     Cash and Cash Equivalents
     At beginning of period                  $  929  $58,793    $ 3,736
     At end of period                        $1,561  $   929    $58,793

     Supplemental Disclosures of Cash Flows
     Income taxes paid, net                  $7,695  $ 6,482    $ 5,008
     Interest paid                           20,732  $22,094    $19,760



            See the notes to the consolidated financial statements.


                      NUI Corporation and Subsidiaries
                  Consolidated Statement of Capitalization
                           (Dollars in thousands)



                                                      September 30,
                                                     1999       1998
     Long-Term Debt
     Gas facilities revenue bonds
          6.35% due October 1, 2022                $46,500    $46,500
          6.40% due October 1, 2024*                20,000     20,000
          Variable rate due June 1, 2026*           39,000     39,000
          5.70% due June 1, 2032                    54,600     54,600
          5.25% due November 1, 2033*               40,000         --
     Medium-term notes
          7.125% due August 1, 2002                 20,000     20,000
          8.35% due February 1, 2005                50,000     50,000
                                                   -------    -------
                                                   270,100    230,100
     Unamortized debt discount                      (1,189)    (1,002)
                                                   -------    -------
                                                   268,911    229,098

     Preferred Stock, 5,000,000 shares
       authorized; none issued                          --         --

     Common Shareholders' Equity
     Common Stock, no par value; shares
      authorized: 30,000,000; shares outstanding:
      12,750,270 in 1999 and 12,680,398 in 1998    209,984    207,356
     Shares held in treasury: 122,219 in 1999
     and 106,739 in 1998                            (2,311)    (1,932)
     Retained earnings                              31,380     19,263
     Unearned employee compensation                 (1,735)    (1,695)
                                                   -------    -------
                                                   237,318    222,992
                                                   -------    -------
     Total Capitalization                          $506,229   $452,090
                                                   =======    =======


     * The total unexpended portions of the net proceeds from these bonds, amounting to $32.0 million and $7.1 million as of September 30, 1999 and September 30, 1998, respectively, are carried on the Company's consolidated balance sheet as funds for construction held by trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.



            See the notes to the consolidated financial statements.


                       NUI Corporation and Subsidiaries
                Consolidated Statement of Shareholders' Equity
                            (Dollars in thousands)
                          Common Stock
                                                                  Unrealized    Unearned
                                                                  Gain (Loss)-
                     Shares       Paid-in    Held in    Retained  Marketable    Employee
                     Outstanding  Amount     Treasury   Earnings  Securities    Compensation  Total

  Balance,
  September 30,      11,085,876   $171,968   $(1,564)   $10,117   $             $(1,803)      $179,107
  1996

  Common stock
  issued:
  Public
  offering            1,011,400     22,610                                                      22,610
  Other*                337,420      6,971                                                       6,971
  Treasury stock
  transactions           (5,744)                 (51)                                              (51)
  Net income                                            19,649                                  19,649
  Cash dividends                                       (10,575)                                (10,575)
  Unrealized                                                         (269)                        (269)
  (loss)
  Unearned                                                                         (288)          (288)
  compensation
  ESOP                                                      69                    1,068          1,137
                     _________    _______      ______   ________    _______       _______       _______
  Balance,
  September 30,
  1997              12,428,952    $201,549  $ (1,615)  $19,260     $  120       $(1,023)      $218,291

  Common stock         259,710       5,807                                                        5,807
  issued*
  Treasury stock
  transaction           (8,264)                 (317)                                             (317)
  Net income                                            12,314                                   12,314
  Cash dividends                                       (12,311)                                 (12,311)
  Unrealized                                                        (120)                          (120)
  (loss)
  Unearned                                                                         (672)           (672)
  compensation
                   ___________   ________     ______   _______     _______       _______        _______
  Balance,
  September 30,
  1998             12,680,398    $207,356   $(1,932)  $19,263      $    -       $(1,695)      $222,992

  Common stock         85,352       2,628                                                          2,628
  issued*
  Treasury stock
  transactions       (15,480)                 (379)                                                 (379)
  Net income                                          24,560                                      24,560
  Cash dividends                                     (12,443)                                    (12,443)
  Unearned                                                           (40)                            (40)
  compensation
                  __________    ________   _______   _______       _______      _______       ______
  Balance,
  September 30,
  1999            12,750,270    $209,984   $(2,311)  $31,380       $   -        $(1,735)      $237,318
                  ==========    ========    ======    ======       =======      ========      ========

     * Represents common stock issued in connection with NUI Direct and various employee benefit plans.



            See the notes to the consolidated financial statements.


                     NUI Corporation and Subsidiaries
              Notes to the Consolidated Financial Statements

     1.  Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a customer and geographic information systems and services subsidiary; and International Telephone Group, Inc. (ITG), a telecommunications services subsidiary (see Note 2). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC). All intercompany accounts and transactions have been eliminated in consolidation.

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

     Utility Plant. Utility plant is stated at its original cost. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying rates as approved by the state commissions. The composite average annual depreciation rate was 3 percent in fiscal 1999, fiscal 1998, and fiscal 1997. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation.


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

     Costs of purchased gas and fuel for the Company's regulated utilities are recognized as expenses in accordance with the purchased gas adjustment clause applicable in each state. Such clauses provide for periodic reconciliations of actual recoverable gas costs and the estimated amounts that have been billed to customers. Under- or over-recoveries are deferred when they arise and are recovered from or refunded to customers in subsequent periods.

     The Company's subsidiaries, NUI Energy Brokers and NUI Energy, mark-to-market through the income statement all trading positions, including forward sales and purchase commitments. (See Note 7 for a further description of the Company's use of derivative financial instruments.)

     Environmental Reserve. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability can be reasonably estimated.

     Stock Compensation. The Company follows the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock-based compensation. The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which requires proforma disclosure of the effect of adopting the accounting under SFAS 123. If the Company had adopted SFAS 123, there would not have been a material effect on the results of operations or financial position.

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

     Regulatory Assets and Liabilities. The Company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. The following represents the Company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 1999 and 1998 (in thousands):

                                             1999      1998
          Regulatory Assets
          Environmental investigation and    $35,950   $34,686
          remediation costs
          Unrecovered gas costs                1,082     2,265
          Postretirement and other
          employee                             8,877    10,663
           benefits
          Deferred piping allowances           1,692     2,108
          Other                                4,014       753
                                             -------   -------
                                             $51,615   $50,475
                                             =======   =======
          Regulatory Liabilities
          Net overcollection of income
           taxes                              $5,183    $5,425
          Refunds to customers                 2,928     2,478
          Other                                  426       302
                                             -------   -------
                                              $8,537    $8,205
                                             =======   =======

     In the event that the provisions of SFAS 71 were no longer applicable, the Company would recognize a write-off of net regulatory assets (regulatory assets less regulatory liabilities) that would result in a charge to net income, which would be classified as an extraordinary item. However, although the gas distribution industry is becoming increasingly competitive, the Company's utility operations continue to recover their costs through cost-based rates established by the public utility commissions. As a result, the Company believes that the accounting prescribed under SFAS 71 remains appropriate.

     Cash Equivalents. Cash equivalents consist of a money market account which invests in securities with original maturities of three months or less.

     Net Income Per Share of Common Stock. Net income per share of common stock is based on the weighted average number of shares of NUI common stock outstanding. The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires computing and presenting basic and diluted earnings per share. The Company does not have other classes of stock or dilutive common stock equivalents. As such, there is no difference between basic and diluted earnings per share.



     New Accounting Standards. In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The rule requires that the Company adopt SFAS 133 in fiscal 2001. SFAS 133 was issued in June 1998 and establishes accounting and reporting standards regarding derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value as either an asset or liability, and that changes in the fair value be recognized currently in earnings unless certain criteria are met. At this time, the Company has elected not to adopt SFAS 133 prior to its effective date. Since both NUI Energy Brokers and NUI Energy currently utilize mark-to-market accounting, it is not anticipated that the adoption of SFAS 133 will have a material impact on net income when adopted.


     2. Purchase of ITG

     On November 12, 1999, the Company closed on its acquisition of International Telephone Group, Inc. (ITG). The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the Company. The purchase price totaled $3.8 million and included the issuance of 113,200 shares of NUI common stock, with the remainder paid in cash. ITG is a full service telephone company that provides its customers with a single service solution for all their telecommunication requirements including local, long distance, cellular, internet, and data communications services. The Agreement and Plan of Merger contains a provision whereby the previous shareholders of ITG will receive an additional $1.0 million in NUI common stock if ITG achieves certain revenue targets no later than December 31, 2003.

     The acquisition is being accounted for as a purchase. The excess of the purchase price over the net assets of ITG is estimated to be approximately $4.5 million, which includes the additional earnings contingency noted above, and is expected to be amortized on a straight-line basis over a 20-year period.


     3.          Restructuring and Other Non-Recurring Items

     In 1998, the Company commenced a reorganization effort that included early retirement programs for both non-bargaining and bargaining unit employees, as well as other workforce reductions. The reorganization efforts resulted in accounting charges and gains that were incurred in both fiscal 1999 and 1998. In fiscal 1999, the Company recognized approximately $4.0 million of pre-tax, non-recurring gains primarily relating to these reorganization efforts. In fiscal 1998, the Company incurred approximately $9.7 million of pre-tax, non-recurring charges primarily related to the reorganization effort. Specific detail on these non-recurring items follows.

     In June 1998, the Company offered an early retirement program to its non-bargaining unit personnel. The program was accepted by 74 of the eligible 77 employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements


     and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88), the Company recorded a special termination charge of approximately $7.3 million during fiscal 1998 when the cost was recognizable. In March 1999, the Company recorded a settlement gain of approximately $6.8 million as a result of satisfaction of all future liabilities associated with these employees.

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

     In fiscal 1999, the Company also recorded approximately $1.8 million of charges relating to the write-off of certain regulatory assets which will not be recovered through rates, as well as $1.8 million of charges relating to other items which were deemed to be separate from recurring earnings.

     In fiscal 1998, the Company also recorded approximately $1.5 million of other benefit expenses associated with employees that accepted the early retirement program and approximately $0.9 million of other charges associated with the reorganization of the Company.


     4.Capitalization

     Long-Term Debt. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25 percent. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 1999 and September 30, 1998, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $32.0 million and $7.1 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.

     Preferred Stock. The Company has 5,000,000 shares of authorized but unissued preferred stock. Shares of Series A Junior Participating Preferred Stock have been reserved for possible future issuance in connection with the Company's Shareholder Rights Plan, described below.

     Shareholder Rights Plan. In November 1995, the Company's Board of Directors adopted a Shareholder Rights Plan under which shareholders of NUI common stock were issued as a dividend one right to buy one one-hundredth of a share of Series A Junior Participating Preferred


     Stock at a purchase price of $50 (Right) for each share of common stock held. The Rights initially attach to the shares of NUI common stock and can be exercised or transferred only if a person or group (an Acquirer), with certain exceptions, acquires, or commences a tender offer to acquire beneficial ownership of 15 percent or more of NUI common stock. Each Right, except those held by the Acquirer, may be used by the non-acquiring shareholders to purchase, at the Right's exercise price, shares of NUI common stock having a market value equivalent to twice the Right's exercise price, thus substantially reducing the Acquirer's ownership percentage.

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

     At September 30, 1999, shares reserved for issuance under the Company's common stock plans were: NUI Direct, 62,855; Savings and Investment Plan, 122,135; 1996 Stock Option and Stock Award Plan, 383,004; 1996 Employee Stock Purchase Plan, 122,253; and the 1996 Director Stock Purchase Plan, 23,083.

     Stock Plans. The Company's Board of Directors believes that the interests of both directors and management should be closely aligned with those of shareholders. As a result, under the 1996 Stock Option and Stock Award Plan, and the 1996 Director Stock Purchase Plan, the Company has a long-term compensation program for directors, executive officers and key employees involving shares of NUI common stock.

     Restricted shares of stock granted as long-term compensation for executive officers and key employees amounted to 75,900 in fiscal 1999, 74,600 in fiscal 1998 and 69,800 shares in fiscal 1997. As of September 30, 1999, a total of 147,809 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

     Executive officers and key employees are eligible to be granted options for the purchase of NUI common stock at prices equal to the market price per share on the date of grant. The option must be exercised within 10 years from the date of grant. As of September 30, 1999 there were 5,000 options outstanding and exercisable at a price of $17.625 per share. During fiscal 1998, 4,800 options were exercised at a price of $15.77 per share. There were no other transactions during the last three fiscal years.

     Dividend Restrictions. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay approximately $54 million of cash dividends at September 30, 1999.


     5. Notes Payable to Banks

     At September 30, 1999, the Company's outstanding notes payable to banks were $73.6 million with a combined weighted average interest rate of 5.8 percent. Unused lines of credit at September 30, 1999 were approximately $62.4 million.

     The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $68.2 million at 5.3 percent in fiscal 1999, $66.8 million at 5.7 percent in fiscal 1998 and $66.0 million at 5.5 percent in fiscal 1997.


     6. Leases

     Utility plant held under capital leases amounted to $24.3 million at September 30, 1999 and $24.6 million at September 30, 1998, with related accumulated amortization of $15.6 million and $14.3 million, respectively. These properties consist principally of leasehold improvements and office furniture and fixtures. A summary of future minimum payments for properties held under capital leases follows (in thousands):


                    2000                     $7,981
                    2001                      1,316
                    2002                      1,093
                    2003                        574
                    2004                        126
                    2005 and thereafter          --
                                              -----
                    Total future minimum
                    payments                 11,090
                    Amount representing
                    interest                   (715)
                    Current portion of
                     capital lease
                     obligations             (7,776)
                                             ------
                       Capital lease
                        obligations          $2,599
                                             ======

     Minimum payments under noncancelable operating leases, which relate principally to office space, are approximately $3.3 million in each of fiscal years 2000 through 2004. Rents charged to operations expense were $5.1 million in fiscal 1999, $5.8 million in fiscal 1998 and $5.5 million in fiscal 1997.

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

     NUI Energy Brokers accounts for its risk management activities by marking-to-market all trading positions, and calculating a value-at-risk, on a daily basis. The values used for these calculations reflect NYMEX settlement prices, established pricing models, and quoted market volatilities. The Company manages open positions with a strict Risk Management Policy that limits its exposure to market risks and requires that any breach of policy be reported to senior management.

     Margin requirements for natural gas futures contracts are recorded in other current assets. Realized and unrealized gains and losses are recorded in the consolidated statement of income under purchased gas and fuel. At September 30, 1999, NUI Energy Brokers' futures positions consisted of 2,793 long contracts and 2,715 short contracts at prices ranging from $2.080 to $3.223 per Mcf, none of which extend beyond December 2001, representing 55,080 MMcf of natural gas. Their options positions consisted of 1,339 puts and calls at varying strike prices, none of which extend beyond August 2000. In addition, NUI Energy Brokers has forward sales and purchase commitments associated with contracts totaling approximately 192,000 MMcf of natural gas, with terms extending through December 2005. During fiscal 1999, NUI Energy Brokers reduced their margin deposits with brokers by approximately $1.2 million to $4.3 million. Net realized and unrealized gains on derivative trading for fiscals 1999 and 1998 totaled $9.0 million and $2.8 million, respectively, which have been included in income.

     The Company is exposed to credit risk in the event of default or non-performance by one of its trading partners. The Company adheres to credit policies that management believes minimizes overall credit risk.

     Other Financial Instruments. The fair value of the Company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The carrying value of the Company's long-term debt exceeded its fair value by approximately $2 million as of September 30, 1999, while the carrying value was lower than its fair value by approximately $19 million as of September 30, 1998. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.


     8. Consolidated Taxes

     The provision for Federal and State income taxes was comprised of the following (in thousands):

                                      1999       1998      1997
           Currently payable -
             Federal                  $5,759     $6,747     $7,205
             State                     4,265      2,166        595
           Deferred -
             Federal                   7,454        357      3,246
             State                       139        (99)       (59)
           Amortization of investment
             tax credits                (459)      (461)      (464)
                                      ------     ------    ------
           Total provision for income $17,158    $8,710    $10,523


                                      =======    ======    =======



     The components of the Company's net deferred Federal tax liability (asset) as of September 30, 1999 and 1998 are as follows (in thousands):

                                             1999        1998
          Depreciation and other utility
           plant differences                 $59,434     $55,093
          Plant acquisition adjustments        9,627     10,023
          Alternative minimum tax credit     (3,614)     (5,008)
          Unamortized investment tax credit (2,140) (1,823) Deferred charges and regulatory
            assets                             3,948       5,522
          Energy taxes                           580       1,953
          Pension                              4,723       2,491
          Other                              (2,607)     (5,754)
                                             -------     -------
                                             $69,951     $62,497
                                             =======     =======

     The alternative minimum tax credit can be carried forward indefinitely to reduce the Company's future tax liability.

     The Company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

                                            1999      1998     1997

       Pre-tax income                       $41,718   $21,024  $30,172
                                            -------   -------  -------
       Federal income taxes computed at
         Federal statutory tax rate of 35%   14,601     7,358   10,560
       Increase (reduction) resulting from:
          Excess of book over tax
           depreciation                         341       357      354
          Amortization of investment tax
           credits                             (459)    (461)     (464)
          Federal benefit of state tax
           provision                         (1,541)    (723)     (188)
          Other, net                           (188)     112      (275)
                                            -------    -----   --------
       Total provision for Federal income    12,754    6,643     9,987
       Provision for State income taxes       4,404    2,067       536
                                            -------   ------   -------
       Total provision for income taxes      17,158    8,710    10,523
       (Less) provision included in other      (554)    (320)   (1,146)
                                            -------    -----   -------
       Provision for income taxes included  $16,604   $8,390    $9,377
                                            =======   ======   =======



     9. Retirement Benefits

     During the current year, the Company was required to adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (SFAS 132). SFAS 132


     amended the disclosure requirements of the Company's pension and postretirement benefits information, while not changing the manner in which these items are recorded.

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

     The changes in the pension benefit obligation for the Company's plans were as follows (in thousands):

                                          1999        1998
       Benefit obligation at beginning
        of year                           $114,233    $ 88,942
       Service cost                          2,446       2,370
       Interest cost                         6,281       6,459
       Amendments                            5,990       8,583
       Actuarial (gain) loss                (9,603)     14,797
       Benefits paid                       (38,502)     (6,918)
                                          --------    --------
         Benefit obligation at end of
          year                             $80,845    $114,233
                                          ========    ========

     The change in the Company's plan assets were as follows (in thousands):

                                          1999      1998
       Fair value of plan assets at
        beginning of year                 $140,975  $137,290
       Actual return on plan assets         46,450    10,603
       Benefits paid                      (38,502)   (6,918)
                                          -------   -------
         Fair value of plan assets at
        end of year                       $148,923  $140,975
                                          ========  ========

     The reconciliation of the funded status of the Company's funded plans as of September 30, 1999 and 1998 was as follows (in thousands):

                                          1999      1998

       Funded status                      $ 80,845  $114,233
       Market value of plan assets         148,923   140,975
                                          --------  --------
       Plan assets in excess of
       projected benefit obligation         68,078    26,742
       Unrecognized net gain              (52,484)  (20,973)
       Unrecognized prior service cost       3,361       543
       Unrecognized net transition           (967)   (1,967)
       asset
                                          --------  --------
          Pension prepayment              $ 17,988  $  4,345


                                          ========  ========

     The projected benefit obligation was calculated using a discount rate of 7.5 percent in fiscal 1999 and 6.5 percent in fiscal 1998, and an assumed annual increase in compensation levels of 4 percent in both fiscal 1999 and fiscal 1998. The expected long-term rate of return on assets was calculated at 9.75 percent in both fiscal 1999 and 1998. The assets of the Company's funded plans are invested primarily in publicly traded fixed income and equity securities.

     The components of pension expense for the Company's plans were as follows (in thousands):

                                 1999       1998      1997
       Service cost               $2,446     $2,370    $1,849
       Interest cost               6,281      6,459     6,480
       Expected return on plan
        assets                   (13,048)   (13,111)  (36,984)
       Net amortization and
       deferral                   (1,069)    (2,407)   26,089
       Special termination
       benefits                    1,799      7,301     1,150
       Settlement gain           (10,051)         -         -
                                 -------    -------   -------
          Pension (credit)       $(13,642)   $  612   $(1,416)
            expense
                                 ========   =======   =======

     Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $6.5 million as of September 30, 1999 and $5.8 million as of September 30, 1998, and the expense for this plan was approximately $0.7 million in both fiscals 1999 and 1998, and $0.6 million in fiscal 1997.

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

     The changes in the postretirement benefit obligation for the Company's plans were as follows (in thousands):

                                     1999         1998
          Benefit obligation at
          beginning of year          $31,421      $22,933
          Service cost                 1,243          813
          Interest cost                2,087        1,683
          Actuarial (gain) loss       (4,174)       6,997
          Benefits paid               (1,345)      (1,035)
          Other                           15           30
                                     -------      -------


            Benefit obligation at
           end of year               $29,247      $31,421
                                     =======      =======




     The change in the Company's plan assets were as follows (in thousands):

                                      1999             1998
       Fair value of plan assets at    $      -        $      -
       beginning of year
       Employer contributions             2,830           1,014
       Plan participants'                    15
        contributions                                        21
       Benefits paid                     (1,345)         (1,035)
                                      ---------        --------
         Fair value of plan assets
          at end of year               $  1,500         $     -
                                      =========        ========

     The reconciliation of the funded status of the Company's postretirement plans other than pensions as of September 30, 1999 and 1998, was as follows (in thousands):

                                            1999        1998
        Funded status                       $27,747     $31,421
        Unrecognized transition obligation   (9,616)    (11,603)
        Unrecognized net (loss)              (3,568)     (8,204)
                                            --------    --------
           Accrued postretirement benefit
             obligation                     $14,563     $11,614
                                            =======     =======

     The components of postretirement benefit expense other than pensions for the years ended September 30, 1999 and 1998, were as follows (in thousands):

                                               1999     1998
          Service cost                         $1,242   $  813
          Interest cost                         2,089    1,683
          Amortization of transition
           obligation                             730      774
          Other                                   217        8
                                               ------   ------
             Net postretirement expense        $4,278   $3,278
                                               ======   ======

     The health care trend rate assumption is 9.4 percent in 2000 gradually decreasing to 5.5 percent for the year 2006 and later. The discount rate used to compute the accumulated postretirement benefit obligation was 7.5 percent in fiscal 1999 and 6.5 percent in fiscal 1998. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated postretirement benefit obligation by approximately $4.7 million and the aggregate annual service and interest costs by approximately $0.8 million.

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


     10. Business Segment Information

     During the current fiscal year, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 is based on disclosing information under the "management approach" which relates to the way management uses information to evaluate performance, make operating decisions and allocate resources among the various segments. The adoption of SFAS 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information for each of the fiscal years presented.

     The Company's operations are organized and managed by three primary segments: Distribution Services, Energy Sales and Services and Customer Services. The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's NUI Energy, NUI Energy Brokers and NUI Energy Solutions subsidiaries, as well as off-system sales by the utility divisions. The Customer Services segment provides appliance repair and maintenance, mapping services to outside utilities and payment processing and collections primarily for water and waste-water usage. The Company also has corporate operations that do not generate any revenues or operating margins.

     The following table provides information concerning the major segments of the Company for each of the three fiscal years ended September 30, 1999, 1998 and 1997. Revenues and operating margins include intersegment sales to affiliated entities, which are eliminated in consolidation. Identifiable assets include only those attributable to the operations of each segment. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

       (Dollars in thousands)    1999       1998      1997

       Revenues:
         Distribution Services   $378,099   $390,046  $417,422
         Energy Sales & Services  462,415    427,300  180,111
         Customer Services         19,112     17,696  15,209
         Intersegment Revenues    (31,452)   (7,006)   (4,146)
                                 --------   --------  --------


       Total Revenues            $828,174   $828,036  $608,596
                                 ========   ========  ========
       Operating Margins:
         Distribution Services   $162,264   $158,412  $153,115
         Energy Sales & Services   13,319      5,441     6,429
         Customer Services         19,112     17,696    15,209
         Intersegment  Operating
           Margins                 (2,032)   (1,973)    (1,915)
                                 --------   --------  --------
       Total Operating Margins   $192,663   $179,576  $172,838

       Pre-Tax Operating Income:
         Distribution Services   $ 49,551   $ 50,704  $ 45,646
         Energy Sales & Services    6,585    (1,744)     1,081
         Customer Services          1,404       726     (1,032)
                                 --------   -------   --------
       Total Pre-Tax Operating
        Income                   $ 57,540   $ 49,686  $ 45,695
                                 ========   ========  ========
       Depreciation &
       Amortization:
         Distribution Services   $ 22,577   $ 20,904  $ 20,024
         Energy Sales & Services      238        243        50
         Customer Services          2,140      2,221     2,006
                                 --------   --------  --------
       Total Depreciation &
        Amortization             $ 24,955   $ 23,368  $ 22,080
                                 ========   ========  ========
       Identifiable Assets:
         Distribution Services   $710,743   $678,776  $714,161
         Energy Sales & Services   70,220     39,849    28,638
         Customer Services         14,976     14,866    14,885
                                 --------   --------  --------
       Total Identifiable Assets $795,939   $733,491  $757,684

       Capital Expenditures:
         Distribution Services   $ 39,471   $ 54,809  $ 41,223
         Energy Sales & Services      495        457       506
         Customer Services          2,440      1,682     1,289
                                 --------   --------  --------
       Total Capital             $ 42,406   $ 56,948  $ 43,018
       Expenditures
                                 ========   ========  ========


     A reconciliation of the Company's segment pre-tax operating income, depreciation and amortization, identifiable assets and capital expenditures to amounts reported on the consolidated financial statements is as follows:


         (Dollars in thousands)     1999      1998      1997

         Segment Pre-Tax Operating  $57,540   $49,686   $45,695
         Income
         Non-segment pre-tax
         operating (loss) income     (1,407)    (676)       123
         Non-recurring items          3,954   (9,686)         -
         Operating income taxes     (16,604)  (8,390)   (9,377)
                                    -------   ------    ------


           Operating income         $43,483   $30,934   $36,441
                                    =======   =======   =======
         Segment Depreciation &
          Amortization              $24,955   $23,368   $22,080
         Non-segment depreciation
          & amortization              1,984     1,584       952
                                    -------   -------   -------
           Depreciation &
         Amortization               $26,939   $24,952   $23,032
                                    =======   =======   =======
         Segment Identifiable
          Assets                    $795,939  $733,491  $757,684
         Non-segment identifiable
          assets                     48,287    43,356    45,981
                                    -------   -------   -------
           Total Assets             $844,226  $776,847  $803,665
                                    ========  ========  ========
         Segment Capital
         Expenditures               $42,406   $56,948   $43,018
         Non-segment capital
         expenditures                 5,523     3,918     9,261
                                    -------   -------   -------
           Total Capital
          Expenditures              $47,929   $60,866   $52,279
                                    =======   =======   =======


     11. Commitments and Contingencies

     Commitments. Capital expenditures are expected to be approximately $51 million in fiscal 2000.

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

     The Company also owns, or previously owned, 10 former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. The Company has joined with other North Carolina utilities to form the North Carolina Manufactured Gas Plant Group (the MGP Group). The MGP Group has entered into a Memorandum of Understanding with the North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) to develop a uniform program and framework for the investigation and remediation of MGP sites in North Carolina. The Memorandum of Understanding contemplates that the actual investigation and remediation of specific sites will be addressed pursuant to Administrative Consent Orders between the NCDEHNR and the responsible parties. The NCDEHNR has sought the investigation and remediation of sites owned by members of the MGP Group and has entered into Administrative Consent Orders with respect to four such sites. None of these four sites are currently or were previously owned by the Company.

     Based on the most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which is the minimum amount that the Company expects to expend during the next 20 years. The reserve is net of approximately $4 million, which will be borne by a prior owner and operator of two of the New Jersey sites in accordance with a cost sharing agreement. Of this reserve, approximately $30 million relates to the six New Jersey MGP sites and approximately $4 million relates to the 10 sites located outside New Jersey. However, the Company believes that it is possible that costs associated with conducting investigative activities and implementing remedial activities, if necessary, with respect to all of its MGP sites may exceed this reserve by an amount that could range up to an additional $24 million and be incurred during a future period of time that may range up to 50 years. Of this additional $24 million in possible future expenditures, approximately $12 million relates to the New Jersey MGP sites and approximately $12 million relates to the sites located outside New Jersey. As compared with the $34 million reserve currently recorded on the Company's books as discussed above, the Company believes that it is less likely that this additional $24 million will be incurred and therefore has not recorded it on its books.

     The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. The most recent NJBPU base rate order permits the Company to utilize full deferred accounting for expenditures related to its New Jersey sites and provides for the recovery of $130,000 annually. As of July 1996, the Company is also able to recover MGP expenditures over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.0 million in environmental costs incurred between July 1, 1998 and June 30, 1999 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $34 million as of September 30, 1999, reflecting the future recovery of environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $68.6 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.7 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

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






     12. Unaudited Quarterly Financial Data

     The quarterly financial data presented below reflects the seasonal nature of the Company's operations which normally results in higher earnings during the heating season, which is primarily in the first two fiscal quarters. (in thousands, except per share amounts):

                           Fiscal Quarters
                           First      Second    Third     Fourth

     1999:
     Operating Revenues    $229,598   $254,562  $160,678  $183,336
     Operating Income        12,416     22,556     6,575     1,936
     Net Income (Loss)        6,918     17,762     2,424    (2,544)
     Net Income (Loss) Per
      Share                    0.55       1.40      0.19     (0.20)



     1998:
     Operating Revenues    $235,938   $258,798  $169,004  $164,296
     Operating Income
     (Loss)                  11,907     19,673     4,009    (4,655)
     Net Income (Loss)        7,421     15,063     (432)    (9,738)
     Net Income (Loss) Per
      Share                    0.60       1.20    (0.03)     (0.77)


     During the second quarter of fiscal 1999, the company recorded after-tax non-recurring income and other non-recurring items totaling $1.3 million ($2.1 million before income taxes), or $0.10 per share (see
     Note 3).

     During the third quarter of fiscal 1999, the company recorded after-tax non-recurring income and other non-recurring items totaling $1.1 million ($1.9 million before income taxes), or $0.08 per share (see
     Note 3).



     During the fourth quarter of fiscal 1998, the Company recorded after-tax restructuring and other non-recurring charges totaling $5.9 million ($9.7 million before income taxes), or $0.47 per share (see
     Note 3).

     Quarterly net income (loss) per share in both fiscal 1999 and fiscal 1998 does not total to the annual amounts due to rounding and to changes in the average common shares outstanding.




     SCHEDULE II

     NUI Corporation and Subsidiaries
     Valuation and Qualifying Accounts
     For each of the Three Years in the
     Period Ended September 30, 1999
     (Dollars in thousands)

                                       Additions
                           Balance,    Charged to                     Balance,
                           Beginning   Costs and                      End of
  Description              of Period   Expenses    Other  Deductions  Period

  1999
  Allowance for doubtful
  accounts                  $1,714    $1,832      $699(a)  $2,514(b)  $1,697
  Environmental
  remediation
  reserve                  $33,981       --         --         --    $33,981
  Restructuring reserve    $   556    $  149        --        705    $     0

  1998
  Allowance for doubtful
  accounts                 $2,318     $ 2,942     $224(a)  $3,770(b) $ 1,714
  Environmental
  remediation
  reserve                $33,981          --        --        --     $33,981
  Restructuring reserve  $     0      $ 1,008       --        452    $   556

  1997
  Allowance for doubtful
  accounts               $ 2,288      $ 2,30    $1,088(a)  $3,363(b) $ 2,318
  Environmental
  remediation            $33,981          --        --         --    $33,981
  reserve


     (a) Recoveries

     (b) Uncollectible
     amounts written off.




                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the day of December 20, 1999

                                        NUI CORPORATION

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

     JOHN KEAN, JR.        President, Chief       December 20 , 1999
                           Executive Officer and
                           Director (Principal
                           executive officer)

     JOHN KEAN             Chairman and Director  December 20, 1999

     A. MARK ABRAMOVIC     Senior Vice            December 20, 1999
                           President, Chief
                           Operating Officer and
                           Chief Financial
                           Officer (Principal
                           financial and
                           accounting officer)

     JAMES J. FORESE       Director               December 20 , 1999

     DR. VERA KING FARRIS  Director               December 20, 1999

     J. RUSSELL HAWKINS    Director               December 20, 1999

     BERNARD S. LEE        Director               December 20, 1999

     R. V. WHISNAND        Director               December 20, 1999

     JOHN WINTHROP         Director               December 20, 1999