Form 10-K405/A
period 1999-09-30
NUI CORP
filed 2000-01-31
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C. 20549

          FORM 10-K/A

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

                                       OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

             For the transition period from _________ to __________

                         Commission File Number: 1-8353

                                NUI CORPORATION
             (Exact name of Registrant as specified in its charter)

               New Jersey                           22-1869941
        (State of organization)         (I.R.S. Employer Identification
                                                     No.)
    550 Route 202-206, P.O. Box 760
   Bedminster, New Jersey 07921-0760            (908) 781-0500
    (Address of principal executive     (Registrant's telephone number,
                offices)                     including area code)


          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class:
          Common Stock, no par value         New York Stock Exchange
          Preferred Stock Purchase Rights    New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  [X]       No   [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of 12,261,910 shares of common stock held by non-affiliates of the registrant using the $25.1875 per share closing price on November 30, 1999 was $308,846,858.


      The number of shares outstanding for each of the registrants classes of common stock, as of November 30, 1999:

          Common Stock, No Par Value: 12,837,811 shares outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.


          NUI Corporation files this Form 10-K/A to amend and restate Part III of its Form 10-K for the Year Ended September 30, 1999 as follows:

     PART III

          Item 10.  Directors and Executive Officers of the Registrant

     Directors
               Set forth below is information concerning the age, current term, committee memberships, the period served as a director and business experience during the past five years with respect to each current director serving on the NUI board:

     James J. Forese, age 63

          Current term expires in 2000. Member of the Audit, Compensation and Executive Committees. Mr. Forese has served as a director of current NUI since 1978. Since July, 1998 he has served as President and Chief Executive Officer and a director of IKON Office Solutions (office equipment and supply systems). From January, 1997 to June, 1998 he served as Executive Vice President and President, International Operations, of IKON Office Solutions. From January, 1996 to December, 1996, he served as Executive Vice President, Chief Operating Officer and a director of Alco Standard Corp. From October, 1993 through December, 1995 he served as General Manager of Customer Financing for International Business Machines Corporation and as Chairman of IBM Credit Corporation. Mr. Forese also serves as a director of American Management Systems, Inc.

     R. Van Whisnand, age 55

          Current term expires in 2000. Member of the Compensation, Investment and Executive Committees. Mr. Whisnand has served as a director since 1982. Since September, 1998 he has served as Managing Partner, Osprey Partners Investment Management, LLC (investment management firm). From March, 1995 to August, 1998 he served as a principal of Fox Asset Management (investment management firm). Prior thereto, he served as a partner in Combined Capital Management (investment management firm).

     Dr. Vera King Farris, age 59

          Current term expires in 2002, Member of the Compensation and Investment Committees. Dr. Farris has served as a director of current NUI since 1994. She is President of The Richard Stockton College of New Jersey. She also serves as a director of Flagstar Companies, Inc. and on the boards of numerous educational and civic organizations.

     J. Russell Hawkins, age 44


          Current term expires in 2002. Member of the Audit and Compensation Committees.
     Mr. Hawkins has served as a director of current NUI since September 1998. Since September 1996, he has served as President and Chief Executive Officer and a director of Paragon Networks International (designer and manufacturer of innovative access products for use in wide area network systems). Prior thereto, he served as Managing Director of AT&T (Lucent Technologies).


     John Winthrop, age 63

          Current term expires in 2002. Member of the Audit, Executive and Investment Committees. Mr. Winthrop has served as a director since 1978. He is President of John Winthrop & Co., Inc. and a partner of Winthrop Melhado Flynn (both investment management firms). He also serves as a director of the American Farmland Trust, the Pioneer Funds and the Palmetto Project, Charleston, SC.

     John Kean, age 70

          Current term expires in 2001. Chairman of the Board of Directors. Member of the Executive and Investment Committees. Mr. Kean has served as a director since 1969. He served as Chief Executive Officer of current NUI from 1969 until his retirement in April, 1995, holding the positions of Chairman of the Board since October, 1994 and President from 1969 until October, 1994. Mr. Kean is also a director of E'Town Corporation and its subsidiary, Elizabethtown Water Company.

     John Kean, Jr., age 42

          Current term expires in 2001. President and Chief Executive Officer. Member of the Executive Committee. Mr. Kean has served as a director since 1995. Since April, 1995 he has served as President and Chief Executive Officer of current NUI. From October, 1994 through March, 1995 he served as President and Chief Operating Officer. He served as Executive Vice President of current NUI from January, 1992 to September, 1994 and as Executive Vice President of Elizabethtown Gas Company from March, 1993 to September, 1994. Prior to March, 1993, Mr. Kean held the additional position of Chief Financial Officer of current NUI. Mr. Kean also serves on the board of trustees of the Institute of Gas Technology.

     Dr. Bernard S. Lee, age 65

          Current term expires in 2001. Member of the Audit and Compensation Committees. Dr. Lee has served as a director since 1992. He is President and Chief Executive Officer of the Institute of Gas Technology ("IGT") (a United States based energy and environmental research and development organization providing global support to the natural gas industry) and a member of the IGT board of trustees and executive committee. He is Chairman of M-C Power Corp., a majority-owned subsidiary of IGT. Dr. Lee is also a director of Peerless Mfg. Co. and National Fuel Gas Company.

     Executive Officers

          The following information is provided with respect to each executive officer of current NUI. Officers are elected annually at the first meeting of the board of directors following the Annual Meeting.


     There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

     John Kean, Jr., age 42
     President and Chief Executive Officer

          Since April, 1995 Mr. Kean has served as President and Chief Executive Officer of current NUI. From October, 1994 through March, 1995 he served as President and Chief Operating Officer. From March, 1993 to September, 1994, he served as Executive Vice President of Elizabethtown Gas. Prior thereto, he served as Chief Financial Officer of current NUI. He held the additional position of Executive Vice President of current NUI from January, 1992 to September, 1994.

     A. Mark Abramovic, age 51
     Senior Vice President, Chief Operating Officer and Chief Financial
     Officer

          Mr. Abramovic has served as Senior Vice President and Chief Financial Officer of current NUI since September, 1997 and as Chief Operating Officer since May, 1998. From December, 1993 to August, 1997, he served as Senior Vice President and Chief Financial Officer of Equitable Resources, Inc. Prior thereto, he served as Vice President and Chief Financial Officer of Connecticut Natural Gas Corporation.

     Michael J. Behan, age 53
     Vice President-New Ventures

          Mr. Behan has served as Vice President of current NUI since March, 1993. Prior thereto, he served as Assistant Vice President of current NUI. He also serves as President of NUI Environmental Group, Inc. and Utility Business Services, Inc.

     Robert F. Lurie, age 42
     Vice President-Corporate Development and Treasurer

          Mr. Lurie has served as Vice President-Corporate Development and Treasurer of current NUI since March, 1997. He has served as Treasurer since February, 1994 and Vice President since March, 1996. Prior to February, 1994, he served as Director of the Office of Public Finance for the Treasury Department of the State of New Jersey.

     James R. Van Horn, age 43
     Chief Administrative Officer, General Counsel and Secretary

          Mr. Van Horn has served as General Counsel and Secretary of current NUI since June, 1995 and Chief Administrative Officer since May, 1998. Prior to June, 1995, he served as Senior Vice President, General Counsel and Secretary of Citizens First Bancorp, Inc. and Citizens First National Bank of New Jersey.

          Item 11.  Executive Compensation.

                           COMPENSATION OF DIRECTORS

               The compensation program for directors is designed to closely align the interests of directors with the interests of shareholders. Each non- employee director of current NUI (with the exception of John Kean) is paid a retainer fee pursuant to current NUI's 1988 Stock Plan and 1996 Stock Option and Stock Award Plan that consists of a deferred grant of shares of common stock. The number of shares of common stock to be allocated to a non-employee director's account every year is determined by dividing the annual board retainer (plus the annual committee chair retainer, if applicable) by the fair market value of the common stock on the date of the annual organization meeting of the board. Currently, the annual board retainer for non-employee directors is $15,000 and the annual committee chair retainer is $2,500. In addition to these shares, the accounts of non-employee directors are credited on each common stock dividend payment date with that number of additional shares that could have been purchased on the accrued shares in the account had the shares been issued and the dividends reinvested. The number of shares accrued to a director are issued upon the director's retirement or other termination of the director's service as a member of the board. As of September 30, 1999, the total deferred grants for non-employee directors provide for the issuance of 32,261 shares of common stock. These shares are issuable as follows: James J. Forese and R. Van Whisnand, 7,277 shares each; John Winthrop, 6,550 shares; Bernard S. Lee, 5,793 shares; Vera King Farris, 4,476 shares; and J. Russell
     Hawkins, 888 shares.   In addition to these retainers, non-employee
     directors (with the exception of John Kean) are paid $600 for attendance at each regular or special meeting of the board of directors and any committee of the board.

               Current NUI is party to a consulting agreement with John Kean, who retired as Chief Executive Officer of current NUI effective April 1, 1995. The agreement expires on March 31, 2001 and contains the following provisions:

          - Mr. Kean provides consulting services to current NUI for up to 110 hours each calendar month;
          - Mr. Kean must devote sufficient time and effort to perform such duties as may be assigned by current NUI or the board of directors from time to time
          - during the term of the agreement, if Mr. Kean remains a director, he shall hold the position of Chairman of the board
          - in consideration of the services rendered under the agreement, current NUI provides Mr. Kean with:
               1.  an annual fee of $150,000;
               2.  office space;
               3.  clerical support;
               4.  expense reimbursement; and
               5. life, health and medical coverages similar to those previously provided to him when he was an employee of current NUI.
          - the agreement will terminate automatically in the event of Mr. Kean's death
          - the agreement may be terminated by current NUI for cause or if Mr. Kean should become disabled
          -    Mr. Kean may terminate the agreement:
               1. for "Good Reason" (as defined in the agreement) following a change in control of current NUI; or
               2. upon the impairment of his health or upon thirty days prior written notice.
          - upon a change in control of current NUI, the agreement is automatically extended for three years following such change in control
          - if, following a change in control, the agreement is terminated by Mr. Kean for Good Reason or by current NUI (or its successor) other than as a result of Mr. Kean's disability or for cause, Mr. Kean shall be entitled to receive:
               1. an amount equal to the amounts which would have
                  otherwise been paid to him if the agreement had remained in effect through its term;
               2. the continuation of benefits through the term
                  of the agreement; and
               3. an amount, if necessary, in order to offset the
                  impact of the application of any excise tax imposed under the Internal Revenue Code upon the value of such payments and benefits.

          Other than the amounts paid and the benefits provided under the agreement, Mr. Kean does not receive any additional compensation for serving on the board or committees of the board of current NUI, its divisions or subsidiaries.

          Current NUI has in effect a retirement plan for directors. To be eligible for retirement benefits under the Plan, a director must have served as a director for at least ten years, with a minimum of five years of service as a non-employee of current NUI and its subsidiaries. An eligible participant in the Plan will be paid, upon retirement at or after age 70, an annual retirement benefit for life equal to the value of the annual board retainer in effect at the time of the director's retirement, subject to a minimum annual benefit of $8,000.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The disclosure rules require current NUI to report certain relationships involving current NUI in which members of the compensation committee have a direct or indirect material interest. Also required is disclosure of interlocking relationships among compensation committee members and those executive officers of current NUI, if any, who also serve as members of compensation committees or executive officers at other companies. The purpose of these requirements is to allow shareholders to assess the independence of current NUI's compensation committee members in making executive compensation decisions and recommendations. While current NUI has had transactions with companies and firms with which certain members of the compensation committee are, or at some point during fiscal year 1999 were, affiliated as an officer and/or director, there are no such relationships in which members of the committee have a direct or indirect material interest. In addition, there are no interlocking relationships of the nature described above involving members of the compensation committee. The members of the compensation committee are Vera King Farris, James J. Forese, J. Russell Hawkins, Bernard S. Lee and R. Van Whisnand (Chairman).

     Change in Control Agreements


               Current NUI is party to change in control agreements with certain officers, including those officers listed in the Summary Compensation Table. The purpose of these agreements is to provide key management personnel with certain financial protection in the event of a change in control of current NUI and the subsequent termination of the officer's employment. By providing this protection, current NUI helps to ensure that the efforts of key employees remain focused on current NUI's performance and the enhancement of shareholder value during rumored, potential or actual change in control situations.

          Under these agreements:

          - a covered officer becomes entitled to the payments and benefits provided for in the agreement if, within thirty-six months after the change in control,
               1. current NUI (or its successor) terminates the employee other than for cause or as a result of the employee's death or disability; or
               2. the employee terminates his or her employment for Good Reason (as defined in the agreement).

          - the payments to which a covered officer will be entitled in such a termination event include a payment of up to three times the officer's annual base salary plus three times the highest incentive compensation award received by the officer during the preceding thirty-six months

          -    following termination of employment,
               1. the officer will continue to participate in all employee benefit plans in which the officer was eligible to participate on the date of termination;
               2.  all incentive awards not yet paid will be payable; and
               3. the spread between the exercise price and the higher of the highest bid price during the twelve months preceding termination or the highest price per share paid in connection with any change in control will be payable in cash in lieu of stock issuable upon the exercise of stock options.

           Most change in control agreements provide that in the event that any payment or benefit received under the agreement would be an "excess parachute payment" (within the meaning of Section 280G(b)(1) of the Internal Revenue Code of 1986, as amended from time to time), then the present value of all payments to be received under the agreement shall be reduced to an amount which maximizes payments but does not result in the payment of an excess parachute payment.

          The agreements with John Kean, Jr., A. Mark Abramovic and James
     R. Van Horn provide that, if any payments are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code as a result of an excess parachute payment, current NUI (or its successor) shall gross-up the payments to be made to them so that the net amount shall be equal to the payments prior to the payment of any excise tax and any income taxes on the gross-up payment.

          Except as set forth above, current NUI is not party to any other employment, change in control or termination agreements with executive officers.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


          The compensation committee of the board of directors is comprised of five independent, non-employee directors. The committee has responsibility for making recommendations to the board concerning current NUI's executive compensation policies, practices and objectives. The committee makes recommendations to the board concerning base salary levels and cash bonus awards for the officers of current NUI and its subsidiaries. The committee also administers current NUI's 1988 Stock Plan and 1996 Stock Option and Stock Award Plan (the "Stock Plans"), making grants and awards under the Stock Plans to selected key employees in its discretion.

          In discharging its responsibilities, the committee draws upon various resources, including, but not limited to, the varied business experiences and knowledge of committee members and other non-employee directors in the area of executive compensation and the advice of independent compensation experts. These resources allow the committee to stay abreast of current trends and developments in executive compensation and provide valuable guidance to the committee in making decisions and recommendations to the board of directors.

          The committee strongly believes that the executive compensation program should be designed to align the interests of management closely with the interests of shareholders and to tie compensation levels to the performance of current NUI and the achievement of long-term and short-term goals and objectives. The committee also recognizes the importance of a strong executive compensation program to attract and retain qualified executives. Accordingly, the program is designed to:

               Provide short-term incentives for individual and company performance through the payment of cash bonuses;

               Provide long-term incentives for enhancing shareholder value through equity-based compensation which is earned upon the achievement of specific company performance goals; and

               Provide current NUI with the ability to attract, motivate and retain key executives who are critical to the success of current NUI through the payment of competitive base salaries, the opportunity to earn incentive compensation and the provision of a competitive benefits package.

          The components of current NUI's executive compensation program are base salary, cash bonuses, long-term incentive compensation and various benefits. Long-term compensation is comprised of grants and awards under current NUI's stock plans pursuant to which the committee may make stock awards and grants of restricted stock, stock options and stock appreciation rights. The benefits provided to executives include medical, retirement and savings plans, which are available to employees generally, and supplementary medical and retirement plans that are not available to employees generally.

          In making determinations for long-term performance-based restricted stock grants, and in establishing recommendations to be made to the board of directors for increases in base salary and for cash bonuses for current NUI's executives, the committee considers data provided by independent compensation experts for the purpose of determining competitive levels of total compensation for each of current NUI's executives. The committee's objective is to develop a total compensation program that is competitive in the marketplace and provides significant incentive to increase shareholder value. Accordingly, the mix of compensation for executive officers will generally consist of:

          - a base salary that is within the range for similar positions in the marketplace;
          - cash bonuses which are generally in line with the competitive midpoint for similar positions in the marketplace; and
          - long-term incentive grants of restricted stock that are generally above the midpoint for similar positions in the marketplace.

          While the committee believes it is important to ensure that total compensation levels for each of current NUI's executives are competitive, it also believes that the mix of compensation should be weighted toward variable components that provide a significant incentive for the achievement of financial performance objectives by current NUI.

          In order to further align management's interest with NUI shareholders, the board of directors has implemented a committee recommendation to establish minimum stock ownership requirements for both officers and directors of current NUI, as follows:

          - the Chief Executive Officer must own company common stock with a market value equal to a minimum of four times his then current base salary;
          - other executive officers must own common stock with a market value equal to a minimum of two times their then current base salary;
          - non-executive officers must own common stock with a market value equal to their then current base salary
          - only shares which are owned outright by these officers will be included in determining their compliance with these requirements;
          - shares of restricted common stock which have not vested, as well as shares which have not yet vested under current NUI's benefit plans, are not included in determining compliance;
          - members of the board of directors are required to own shares of common stock with a market value equal to a minimum of six times the then current value of the board's annual retainer (this would be equivalent to $90,000 based upon the current retainer of $15,000 in a deferred grant of common stock paid to members of the board); and
          - for purposes of determining compliance with this requirement, shares owned outright by directors will be combined with any shares credited to their deferred stock accounts in accordance with the Stock Plans.

           These minimum stock ownership requirements were instituted in 1996 and officers and directors were given six years to comply. The committee regularly monitors the progress of officers and directors toward compliance.

          Consistent with the committee's overall objective of aligning the interests of management with the interests of shareholders and providing an incentive for the enhancement of shareholder value, the committee made grants of restricted common stock for fiscal year 1999 to certain key employees of current NUI, including the officers listed in the Summary Compensation Table. The terms of these grants require that current NUI achieve specific goals for earnings per share growth during each of the next four fiscal years in order for the recipients to receive all of the shares of common stock granted. Ownership of the shares will vest 50% after two years, 25% after the third year and 25% after the fourth year, subject to the condition that the performance objectives have been attained. If minimum performance targets are not met, all shares related to the applicable performance period are forfeited. The committee has the authority to make adjustments to these performance objectives if it deems such adjustments appropriate.

          Current NUI's performance in fiscal year 1999 reflected a significant improvement over results during fiscal year 1998. Earnings per share, the primary benchmark used by the committee in assessing company performance, increased by twenty-one percent (21%) after the elimination of non-recurring items. This performance was despite a winter that was significantly warmer than normal and was largely the result of current NUI's cost containment measures and its successful execution of a strategy to diversify sources of income to make current NUI's financial performance less susceptible to the impact of weather.

          The compensation paid to John Kean, Jr., President and Chief Executive Officer of current NUI, with respect to fiscal year 1999 is set forth in the Summary Compensation Table. Mr. Kean's salary increased by 10.9% in 1999 from the salary he received in 1998. Because Mr. Kean's salary is significantly lower than the bottom of the salary range for similar positions, the committee has determined it appropriate to provide Mr. Kean with a series of salary increases that are intended to bring his salary in line with the competitive marketplace. The committee believes that Mr. Kean's performance in fiscal year 1999 was largely responsible for the strong financial results achieved by current NUI. Accordingly, Mr. Kean was awarded a cash bonus of $210,000. As noted above, the committee strongly believes in performance-based compensation in order to provide an incentive to management to create shareholder value. In order to provide a future long-term incentive for Mr. Kean to lead current NUI to continually improve financial performance and to enhance shareholder value, the committee granted him 20,000 shares of restricted common stock, which is reflected in the Summary Compensation Table. In order for Mr. Kean to obtain ownership of these shares, certain vesting and company performance conditions must be satisfied. This restricted stock award is consistent with the committee's objective of aligning the interests of management with the interests of shareholders.

          The committee believes that current NUI's executive compensation program is well structured and provides maximum incentive to executives to continually improve upon the financial performance of current NUI; to attract, retain and motivate key officers; and to enhance shareholder wealth.


     Members of the Compensation Committee

     R. Van Whisnand, Chairman
     Vera King Farris
     James J. Forese
     J. Russell Hawkins
     Bernard S. Lee


     ANNUAL COMPENSATION, LONG-TERM COMPENSATIONAND ALL OTHER COMPENSATION

               The following table summarizes the compensation paid during fiscal year 1999 to current NUI's Chief Executive Officer and each of the four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

    Name and                     Salary    Bonus   Restricted    All Other
    Principal         Fiscal       ($)      ($)     Stock       Compensation
    Position            Year                        Awards        ($)(2)
                                                    ($)(1)

    John Kean, Jr.      1999    290,775  210,000      523,120         5,784
    President and
    Chief
    Executive Officer
                        1998    261,175       --      503,120         6,302

                        1997    252,650  150,000      368,438         5,366



    A. Mark             1999    204,250  137,940      235,404         5,742
    Abramovic(3)
    Senior Vice
    President, Chief
    Operating Officer
    & Chief Financial
    Officer
                        1998    190,000   47,500      226,404         6,175

                        1997     15,800       --       36,844            --



    James R. Van Horn   1999    161,850  100,004       91,546         5,723
    Chief
    Administrative
    Officer, General
    Counsel and
    Secretary
                        1998    154,500   39,000       88,046         6,030

                        1997    143,000   66,500       85,969         4,489



    Robert F. Lurie     1999    154,775   46,770       78,468         4,643
    Vice President,
    Corporate
    Development &
    Treasurer
                        1998    146,475   30,280       75,468         4,426

                        1997    128,025   45,600       73,688         5,090


    Michael J. Behan    1999    152,225   77,950       91,546         4,362
    Vice President,
    New Ventures
                        1998    140,175   35,300       88,046         4,763

                        1997    133,325   49,400       81,056         4,616


     (1) Shares of restricted stock carry a significant risk of forfeiture. In order to earn all shares, earnings per share must increase at lease ten (10) percent annually. The number of shares of restricted stock granted to the listed officers with respect to fiscal year 1999 is as follows: John Kean, Jr.: 20,000; A. Mark Abramovic: 9,000; James R. Van Horn: 3,500; Robert F. Lurie: 3,000; and Michael J. Behan:
     3,500. These shares will vest over a four year period as follows: 50% after two years, 25% after three years and 25% after four years. The value of the award is based upon the fair market price of the common stock at the date of grant. In 1999, awards were granted on November 22, 1999 and the fair market price for the common stock was $26.156.

     (2) Represents the employer match under qualified savings plans during fiscal year 1999.

     (3) Mr. Abramovic joined current NUI on September 2, 1997 and the compensation information for Mr. Abramovic in 1997 relates to the period of September 2, 1997 through September 30, 1997.

     Set forth below is information on current outstanding restricted stock for the listed officers as of September 30, 1999. Prior to vesting, the recipients receive dividends on these shares and have voting rights with respect to these shares.

                                                          Vesting Schedule
     Officer       Date of     Shares      Value on    1998         Vesting    Vesting
                   Grant       Remaining   9/30/99     Forfeitures  Shares     Date
                               to Vest     $24.688

     John          11/28/95     3,750      $92,580      3,750        3,750      11/28/99
     Kean,
     Jr.
                   11/15/96     7,500      185,160                   3,750      11/15/99
                                                                     3,750      11/15/00
                   11/24/97    11,250      277,740      3,750        3,750      11/24/99
                                                                     3,750      11/24/00
                                                                     3,750      11/24/01
                   11/23/98    20,000      493,760                  10,000      11/23/00
                                                                     5,000      11/23/01
                                                                     5,000      11/23/02
     A. Mark       11/24/97     3,375      $83,322      1,125        1,125      11/24/99
     Abramovic                                                       1,125      11/24/00
                                                                     1,125      11/24/01
                   11/23/98     9,000      222,192                   4,500      11/23/00
                                                                     2,250      11/23/01
                                                                     2,250      11/23/02

     James R.      11/28/97       793      $19,578        794          793      11/28/99
     Van Horn
                   11/15/96     1,600       39,501                     800      11/15/99
                                                                       800      11/15/00
                   11/24/97     2,625       64,806        875          875      11/24/99
                                                                       875      11/24/00
                                                                       875      11/24/01
                   11/23/98     3,500       86,408                   1,750      11/23/00
                                                                       875      11/23/01
                                                                       875      11/23/02

     Robert F.     11/28/95       714      $17,627        715          714      11/28/99
     Lurie
                   11/15/96     1,500       37,032                     750      11/15/99
                                                                       750      11/15/00
                   11/24/97     2,250       55,548        750          750      11/24/99
                                                                       750      11/24/00
                                                                       750      11/24/01
                   11/23/98     3,000       74,064                   1,500      11/23/00
                                                                       750      11/23/01
                                                                       750      11/23/02

     Michael J.    11/28/95       838      $20,689        838          838      11/28/99
     Behan
                   11/15/96     1,650       40,375                     825      11/15/99
                                                                       825      11/15/00
                   11/24/97     2,475       61,102        825          825      11/24/99
                                                                       825      11/24/00
                                                                       825      11/24/01
                   11/23/98     3,500       86,408                   1,750      11/23/00
                                                                       875      11/23/01
                                                                       875      11/23/02

     Options and Stock Appreciation Rights

          No options or Stock Appreciation Rights (SARs) were granted during fiscal year 1999 to any of the officers listed in the Summary Compensation Table and no outstanding options or SARs were repriced in the most recent fiscal year. The table set forth below provides information concerning all currently outstanding stock options held by officers listed in the Summary Compensation Table.


              Aggregated Option/SAR Exercises in 1999 Fiscal Year
                 Option and SAR Values as of September 30, 1999



       Name     Shares     Value   Number of Securities       Value of
               Acquired  Realized  Underlying                 Unexercised
                  on        ($)    Unexercised                In-the-Money
               Exercise            Options/SARs at FY-        Options/SARs
                  (#)              End(#) Exercisable         at FY-End
                                   Unexercisable              Exercisable/
                                                              Unexercisable(1)

     John         --        --           5,000                   $35,315
     Kean,
     Jr.

     (1) The Fair Market Value of the common stock as of September 30, 1999 was $24.688. Mr. Kean has an option to purchase 5,000 shares at a per share exercise price of $17.625.


     Retirement Benefit Plans

          The executive officers of current NUI earn retirement benefits that may be payable under three separate plans:

       - current NUI's Retirement Plan, a funded plan in which more than 70% of current NUI's employees are eligible to participate;
       -   the  ERISA Excess Benefits Plan,  an unfunded  plan  that   is
     designed  to   provide  benefits  for   those participants in the
     Retirement Plan for whom benefits are reduced by reason of the limitations imposed under Section 415 of the Internal Revenue Code of 1986, as amended from time to time (the "Code"); and
       - the Supplemental Retirement Benefits Plan, an unfunded plan that provides additional benefits to certain key employees, including those listed in the Summary Compensation Table.

          While participants in the Retirement Plan and the ERISA Excess Benefits Plan become vested in their entitlement to benefits under vesting requirements established under the Employee Retirement Income Security Act of 1974, participants in the Supplemental Retirement Benefits Plan are eligible to receive benefits from the plan only if they reach retirement age while working for current NUI.

          The Retirement Plan, which is funded entirely by current NUI, provides that a participant retiring at or after age 65 (or at or after age 62 with at least 25 years of credited service) will receive an annual retirement benefit equal in amount (when calculated as a life annuity with two years certain) to 1-1/2% of the participant's final average compensation (the average of the highest sixty consecutive months' base salary) multiplied by the number of years of credited service. Benefits payable to participants in the Retirement Plan may be reduced by reason of the limitations imposed under Section 415 of the Code. The ERISA Excess Benefits Plan will pay the difference between the amount payable to the participant under the Retirement Plan and the amount the participant would have been paid but for the limitations imposed under Section 415 of the Code. Benefits under this plan are subject to the same terms and conditions as the benefits payable to the participant under current NUI's Retirement Plan.

          The unfunded Supplemental Retirement Benefits Plan provides that each eligible employee who reaches retirement age while working for current NUI will receive an annual retirement benefit equal in amount (when calculated as a life annuity with two years certain) to 2% of the participant's final average total compensation (the average of the highest sixty consecutive months' earnings, including cash bonuses earned) multiplied by the number of years of
     credited service up to  a maximum  of  60%.   Benefits otherwise
     payable under the unfunded Supplemental Retirement Benefits Plan are reduced by amounts payable under the Retirement Plan and the ERISA Excess Benefits Plan.

          The following table shows the maximum aggregate annual retirement benefit payable from all three plans at normal retirement age for various levels of final average compensation and years of service, assuming payment of benefits in the form of a life annuity with two years certain:

        Remuneration   10 Years     20 Years     30 Years     40 Years
             (*)
             $100,000    $20,000      $40,000      $60,000      $60,000

              150,000     30,000       60,000       90,000       90,000

              200,000     40,000       80,000      120,000      120,000

              250,000     50,000      100,000      150,000      150,000

              300,000     60,000      120,000      180,000      180,000

              350,000     70,000      140,000      210,000      210,000

              400,000     80,000      160,000      240,000      240,000

              450,000     90,000      180,000      270,000      270,000

              500,000    100,000      200,000      300,000      300,000

              550,000    110,000      220,000      330,000      330,000

              600,000    120,000      240,000      360,000      360,000


          *Average annual compensation utilized for formula purposes includes salary and cash bonus as reported on the Summary Compensation Table. The benefit amounts shown in the preceding table are not subject to any deduction for Social Security benefits or other offset amounts. The number of years of service now credited under the Retirement Plan for the participants listed in the "Summary Compensation Table" is as follows: John Kean, Jr., 14 years; A. Mark Abramovic, 2 years; James R. Van Horn, 4 years; Robert F. Lurie, 5 years; and Michael J. Behan, 21 years.

                               PERFORMANCE GRAPH

          The graph below reflects the performance of current NUI's common stock during the past five fiscal years and compares that performance with the performance of a broad market index, the S & P 500, and the performance of an industry index during that same period of time. The industry index is an index of natural gas distribution companies prepared by Edward D. Jones & Co. The chart below tracks the performance of an investment of $100 on October 1, 1994 and assumes the reinvestment of dividends.

     Graph appears here.  Plot points are as follows:

                          1994    1995    1996    1997    1998    1999

        NUI               100.0   96.7   116.1   150.0   152.9   171.2

        Gas
        Utilities         100.0  113.4   137.3   162.2   182.5   194.9

        S&P 500           100.0  129.6   155.9   218.9   238.8   305.2


          Although the total return for NUI during the five-year period ending September 30, 1999 has lagged the Gas Utilities Index and the S&P 500, during the past four years current NUI's performance has been comparable to that of the gas utility industry. Based upon the indices as well as current NUI's performance shown above for the four-year period ending September 30, 1999, the total return for NUI was 77%, as compared with a total return of 71.9% for the Gas Utilities Index. The total return for the S&P 500 during this period was 135.5%. The closing price of NUI common stock on September 30, 1999 was $24.75.


       Item 12      Security Ownership of Certain Beneficial Owners and
     Management.

          Security Ownership of Certain Beneficial Owners. Current NUI's management is aware of only the following shareholders, who own beneficially more than five percent of current NUI's common stock. Information concerning these shareholders and their common stock ownership is set forth below:

     Name and Address                Number of Shares       Percent of
     Beneficial Owner                                         Class


     Neuberger and Berman                 775,200                    6.05
     605 3rd Avenue
     New York, NY  10158-0180


     Fiduciary Trust Company              681,192                   5.314
     International
     Two World Trade Center
     New York, NY  10048

          Security Ownership of Management. The following table shows, as of December 31, 1999, the number and percent of the shares of common stock beneficially owned by each director, each executive officer listed in the Summary Compensation Table and all directors and executive officers of current NUI as a group:

       Title of Class  Beneficial Owner    Number of    Percent of Class
                                         Shares (1)(2)


       Common          A. Mark                    24,810       *
          Stock        Abramovic
                       Michael J. Behan           17,635       *

                       Vera King Farris            4,923       *

                       James J. Forese             7,427       *

                       J. Russell Hawkins            888       *

                       John Kean (3)             427,383      3.3%

                       John Kean, Jr.            101,805       *

                       Bernard S. Lee (4)         14,063       *

                       Robert F. Lurie            15,576       *

                       James R. Van Horn          20,157       *

                       R. Van Whisnand             8,927       *

                       John Winthrop              16,362       *

                       12 directors and          680,174      5.3%
                       executive
                       officers as a
                       group

     *Less than 1.0%

     (1) Includes (a) the number of shares of common stock issuable to non-employee directors upon termination of board service in payment for their annual board and committee chair retainers, as follows: James
     J. Forese and R. Van Whisnand, 7,277 shares each; John Winthrop, 6,550 shares; Bernard S. Lee, 5,793 shares; Vera King Farris, 4,476 shares; J. Russell Hawkins, 888 shares; and all directors as a group, 32,261 shares; (b) shares of restricted stock, as follows: A. Mark Abramovic, 18,000 shares; Michael J. Behan, 7,000 shares; John Kean, Jr., 40,000 shares; Robert F. Lurie, 6,000 shares; James R. Van Horn, 7,000 shares; and all directors and executive officers as a group, 110,261 shares; and (c) shares that are subject to currently exercisable stock options, as follows: John Kean, Jr., 5,000 shares; and all directors and executive officers as a group, 5,000 shares.

     (2) Except as noted, each beneficial owner listed has sole voting and investment power with respect to the shares indicated next to such person's name.

     (3) Includes 157,407 shares over which John Kean has shared voting and investment power as a co-trustee under various trusts for the benefit of members of the Kean family.

     (4) Includes 1,000 shares held by Dr. Lee's wife.


     Item 13.Certain Relationships and Related Transactions

       Companies and firms with which certain directors are, or during fiscal year 1999 were, affiliated as an officer and/or director had transactions in the ordinary course of business with current NUI during fiscal year 1999 and similar transactions are expected to occur in the future. Except as discussed in the next paragraph, none of these directors had a direct or indirect material interest in such transactions. The companies or firms involved in these transactions and the related directors are: E'Town Corporation and Elizabethtown Water Company (John Kean), Institute of Gas Technology (John Kean, Jr. and Bernard S. Lee) and IKON Office Solutions (James J. Forese).

          In 1987, Elizabethtown Gas Company entered into an agreement of lease with Liberty Hall Joint Venture for the occupancy of approximately 160,000 square feet of a 200,000 square foot office building in Union, New Jersey. The Joint Venture participants are Cali Liberty Hall Associates (a New Jersey general partnership) and a Kean family trust of which John Kean is a trustee. All negotiations relative to the lease were conducted between Elizabethtown Gas Company and Cali Liberty Hall Associates. No person involved with the Kean family trust participated in such discussions. The transaction was on terms no more favorable than those that would have been agreed upon by third parties on an arm's length basis. The annual base rent is approximately $2.9 million from 1996 through 1999, $3.3 million from 2000 through 2004, and $3.7 million from 2005 through 2009.

     Family Relationships

          John Kean is the father of John Kean, Jr.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the township of Bedminster, State of New Jersey, in the day of January 31, 2000.


                                        NUI CORPORATION

                                        By:  /s/ James R.  Van Horn
                                             Chief Administrative Officer,
                                             General Counsel and Secretary

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ John Kean, Jr.       President, Chief
                              Executive Officer
                              and Director             January 31, 2000
                              (Principal Executive
                              Officer)

     /s/ John Kean            Chairman and Director    January 31, 2000



     /s/A.  Mark Abramovic    Senior Vice President,
                              Chief Operating Officer  January 31, 2000
                              and Chief Financial
                              Officer (Principal financial
                              and accounting officer)

     /s/ James J.  Forsee          Director            January 31, 2000

     /s/ Dr. Vera King Farris      Director            January 31, 2000

     /s/ J.  Russell Hawkins       Director            January 31, 2000

     /s/ Bernard S.  Lee           Director            January 31 2000

     /s/ R.V. Wisnand              Director            January 31, 2000

     /s/ John Winthrop             Director            January 31, 2000