Form 10-Q
period 1999-12-31
NUI CORP
filed 2000-02-14
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

       (Mark One)
       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999
                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to_______

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2000: Common Stock, No Par Value: 12,842,177 shares outstanding.


                         NUI Corporation and Subsidiaries
                   Consolidated Statement of Income (Unaudited)
                 (Dollars in thousands, except per share amounts)



                                             Three Months Ended
                                                December 31,

                                             1999         1998

       Operating Margins
          Operating revenues                 $233,692     $229,598
          Less _ Purchased gas and fuel       175,010      174,921
                     Energy taxes               4,138        4,028
                                             --------     --------
                                               54,544       50,649
                                             --------     --------
       Other Operating Expenses
          Operations and maintenance           26,422       24,422
          Depreciation and amortization         7,613        6,915
          Other taxes                           2,181        1,973
                                              -------      -------
                                               36,216       33,310
                                              -------      -------
       Pre-Tax Operating Income                18,328       17,339

       Other Income and Expense
          Equity in earnings (losses) of          227        (158)
       TIC Enterprises, LLC, net
          Other                                    42           67
                                            ---------    ---------
                                                  269         (91)
                                             --------     --------
       Interest Expense                         5,625        5,439
                                             --------     --------
       Net Income Before Income Taxes          12,972       11,809
                                             --------     --------
       Income Taxes                             5,335        4,891
                                             --------     --------
       Net Income                             $ 7,637      $ 6,918
                                              =======      =======
       Net Income Per Share of Common        $   0.60     $   0.55
       Stock
                                             ========     ========
       Dividends Per Share of Common          $ 0.245      $ 0.245
       Stock
                                             ========    =========
       Weighted Average Number of Shares
         of Common Stock Outstanding       12,776,434   12,673,187
                                           ==========   ==========


              See the notes to the consolidated financial statements



                         NUI Corporation and Subsidiaries
                            Consolidated Balance Sheet
                              (Dollars in thousands)

                                           December 31,   September 30,
                                               1999           1999
                                           (Unaudited)         (*)

       ASSETS
       Utility Plant
          Utility plant, at original cost     $788,782       $779,131
          Accumulated depreciation and
            amortization                      (263,197)      (256,898)
          Unamortized plant acquisition
            adjustments                         29,828         30,242
                                               -------       --------
                                               555,413        552,475
                                               -------       --------
       Funds for Construction Held by
       Trustee                                  36,661         37,413
                                               -------        -------
       Investment in TIC Enterprises, LLC,      25,132         24,905
       net
                                               -------        -------
       Other Investments                         1,350          1,385
                                               -------        -------
       Current Assets
          Cash and cash equivalents              3,192          1,561
          Accounts receivable (less
           allowance for doubtful accounts
           of $1,823 and $1,697,               110,514         85,056
           respectively)
          Fuel inventories, at average cost     20,309         28,573
          Unrecovered purchased gas costs       10,846            901
          Prepayments and other                 55,307         50,108
                                               -------        -------
                                               200,168        166,199
                                               -------        -------
       Other Assets
          Regulatory assets                     51,095         51,615
          Deferred charges                      14,533         10,234
                                               -------        -------
                                                65,628         61,849
                                               -------        -------
                                              $884,352       $844,226
                                              ========       ========
       CAPITALIZATION AND LIABILITIES
       Capitalization
          Common shareholders' equity         $245,083       $237,318
          Preferred stock                           -               -
          Long-term debt                       268,920        268,911
                                               -------        -------
                                               514,003        506,229
                                               -------        -------
       Capital Lease Obligations                 2,864          2,599
                                               -------        -------
       Current Liabilities
          Notes payable to banks                98,805         73,615
          Current portion of capital lease       7,559          7,776
           obligations
          Accounts payable, customer           105,005        108,023
           deposits and accrued liabilities
          Federal income and other taxes        13,263          4,359
                                               -------        -------
                                               224,632        193,773
                                               -------        -------
       Deferred Credits and Other
       Liabilities
          Deferred Federal income taxes         71,223         69,951
          Unamortized investment tax             5,136          5,251
           credits
          Environmental remediation reserve     33,865         33,981
          Regulatory and other liabilities      32,629         32,442
                                               -------        -------
                                               142,853        141,625
                                               -------        -------
                                              $884,352       $844,226
                                              ========       ========





                   *Derived from audited financial statements.
             See the notes to the consolidated financial statements.



                         NUI Corporation and Subsidiaries
                 Consolidated Statement of Cash Flows (Unaudited)
                              (Dollars in thousands)

                                                     Three Months Ended
                                                        December 31,
                                                       1999        1998

       Operating Activities
       Net income                                   $7,637       $6,918
       Adjustments to reconcile net income to net
       cash used in operating activities:
          Depreciation and amortization              7,620        6,915
          Deferred Federal income taxes              1,272        1,272
          Amortization of deferred investment tax
            credits                                   (115)        (115)
          Other                                        857          693
          Effect of changes in:
            Accounts receivable, net               (24,100)     (53,226)
            Fuel inventories                         8,264        6,324
            Accounts payable, deposits and
              accruals                              (5,194)      18,705
           (Under) over recovered purchased gas
              costs                                 (9,945)         943
            Other                                    3,389          863
                                                    ------       ------
          Net cash used in operating activities    (10,315)     (10,708)
                                                    ------       ------
       Financing Activities
       Proceeds from sales of common stock, net of
          treasury stock purchased                      79          105
       Dividends to shareholders                    (3,163)      (3,106)
       Proceeds from issuance of long-term debt          -       40,000
       Funds for construction held by trustee, net   1,196      (35,881)
       Principal payments under capital lease
         obligations                                  (595)        (445)
       Net short-term borrowings                    24,955       18,750
                                                    ------       ------
         Net cash provided by financing activities  22,472       19,423
                                                    ------       ------
       Investing Activities
       Cash expenditures for utility plant          (9,867)      (8,447)
       Investment in ITG                              (688)           -
       Other                                            29         (118)
                                                   -------      -------
         Net cash used in investing activities     (10,526)      (8,565)
                                                   -------      -------
       Net increase in cash and cash equivalents    $1,631         $150
                                                    ======       ======
       Cash and Cash Equivalents
       At beginning of period                       $1,561         $929
       At end of period                             $3,192       $1,079

       Supplemental Disclosures of Cash Flows
       Income taxes paid (refunds received), net   $(3,385)       $(805)
       Interest paid                                $6,815       $5,994


             See the notes to the consolidated financial statements.


                         NUI Corporation and Subsidiaries
                  Notes to the Consolidated Financial Statements

       1.Basis of Presentation

       The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc. (NUI Energy Solutions), an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a customer and geographic information systems and services subsidiary; and International Telephone Group, Inc.
       (ITG), a telecommunications services subsidiary (see Note 3). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC). All intercompany accounts and transactions have been eliminated in consolidation.

       The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

       The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

       2.Common Shareholders' Equity

       The components of common shareholders' equity were as follows (dollars in thousands):

                                              December 31,  September 30,
                                                  1999           1999

       Common stock, no par value            $212,798       $209,984
       Shares held in treasury                 (2,246)        (2,311)
       Retained earnings                       35,854         31,380
       Unearned employee compensation          (1,323)        (1,735)
                                              -------        -------
       Total common shareholders' equity     $245,083       $237,318
                                              =======        =======


       3.    Purchase of ITG

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

       The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. The most recent NJBPU base rate order permits the Company to utilize full deferred accounting for expenditures related to its New Jersey sites and provides for the recovery of $130,000 annually. The Company is also able to recover MGP expenditures over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.0 million in environmental costs incurred between July 1, 1998 and June 30, 1999 is currently pending NJBPU approval. Accordingly, the Company has recorded regulatory assets of approximately $36 million as of December 31, 1999, reflecting the future recovery of environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

       Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $68 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

       Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

       5.    Business Segment Information

       The Company's operations are organized and managed by three primary segments: Distribution Services, Energy Sales and Services and Customer Services. The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's NUI Energy, NUI Energy Brokers and NUI Energy Solutions subsidiaries, as well as off-system sales by the utility divisions. The Customer Services segment provides appliance leasing, repair and maintenance, mapping services to utilities and payment processing and collections primarily for water and waste-water usage, and telecommunications services. The Company also has corporate operations that do not generate any revenues or operating margins.

       The following table provides information concerning the major segments of the Company for three-month periods ended December 31, 1999 and 1998. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region.


                                           Three Months Ended
                                               December 31,
           (Dollars in thousands)           1999      1998

           Revenues:
             Distribution Services       $109,405  $105,831
             Energy Sales and Services    128,997   124,312
             Customer Services              7,278     4,677
             Intersegment Revenues        (11,988)   (5,222)
                                          -------   ------
           Total Revenues                $233,692  $229,598
                                          =======   =======
           Pre-Tax Operating Income:
             Distribution Services       $ 16,403  $ 16,844
             Energy Sales and Services      1,398       588
             Customer Services                431       155
                                          -------   -------
           Total Pre-Tax Operating
            Income                       $ 18,232  $ 17,587
                                         ========  ========


       A reconciliation of the Company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:
                                          Three Months Ended
                                            December 31,
           (Dollars in thousands)          1999        1998

           Segment Pre-Tax Operating     $18,232   $17,587
           Income
           Non-segment pre-tax
           operating income (loss)            96      (248)
                                         -------   -------
            Pre-Tax Operating Income     $18,328   $17,339
                                         =======   =======



                         NUI Corporation and Subsidiaries
                        Summary Consolidated Operating Data




                                                  Three Months
                                                     Ended
                                                  December 31,
                                                  1999       1998
              Operating Revenues (Dollars in
              thousands)
              Firm Sales:
                 Residential                      $57,211   $56,594
                 Commercial                        25,837    25,768
                 Industrial                         2,363     3,153
              Interruptible Sales                  13,184    10,797
              Unregulated Sales                   118,867   119,427
              Transportation Services              10,261     9,458
              Customer Service, Appliance
              Leasing and Other                     5,969     4,401
                                                 --------   -------
                                                 $233,692  $229,598
                                                 ========  ========
              Gas Sold or Transported (MMcf)
              Firm Sales:
                 Residential                        6,815     6,254
                 Commercial                         3,489     3,315
                 Industrial                           377       632
              Interruptible Sales                   3,591     3,549
              Unregulated Sales                    41,269    48,177
              Transportation Services               8,449     7,235
                                                   ------   -------
                                                   63,990    69,162
                                                  =======   =======
              Average  Utility Customers
              Served
              Firm Sales:
                 Residential                      347,696   342,553
                 Commercial                        23,519    23,216
                 Industrial                           243       277
              Interruptible Sales                      47        62
              Transportation                        3,657     3,418
                                                  -------   -------
                                                  375,162   369,526
                                                  =======   =======
              Degree Days in New Jersey
              Actual                                1,530     1,466
              Normal                                1,829     1,832
              Percentage variance from normal         16%       20%
                                                   warmer    warmer

              Employees (period end)                1,060     1,056




                       NUI Corporation and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

       The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a customer and geographical information systems and services subsidiary; and International Telephone Group, Inc. (ITG), a telecommunications services subsidiary. The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC).

       Results of Operations

       Three-Month Periods Ended December 31, 1999 and 1998

       Net Income. Net income for the three-month period ended December 31, 1999 was $7.6 million, or $0.60 per share, as compared with net income of $6.9 million, or $0.55 per share, for the period ended December 31, 1998. The increase in the current period was primarily due to higher margins and other income, partially offset by higher operations and maintenance expenses, depreciation, and interest expenses.

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

       The Company's operating revenues increased by $4.1 million, or 2 percent, for the three-month period ended December 31, 1999 as compared with the three-month period ended December 31, 1998. The Company's Distribution Services' revenue increased by approximately $3.6 million, mainly due to customer growth and slightly colder weather as compared to last year. Weather in New Jersey was approximately 16 percent warmer than normal for the three-month period ending December 31, 1999, but was 4 percent colder compared to the prior year period. Customer Services' revenue increased by approximately $1.1 million, net of intercompany transactions, mainly due to the recent acquisition of ITG (see Note 3 of the Notes to the Consolidated Financial Statements). These increases were partially offset by a decrease of approximately $0.6 million, net of intercompany transactions, in Energy Sales and Services' revenue, mainly due to a decrease in unregulated sales by NUI Energy Brokers.

       The Company's operating margins increased by $3.9 million, or 8 percent, for the three-month period ended December 31, 1999 as compared with the three-month period ended December 31, 1998. The increase was primarily attributable to an increase of approximately $1.4 million in the Company's Distribution Services segment as a result of customer growth and slightly colder weather as compared to last year. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $2.1 million and $2.5 million higher in the fiscal 2000 and 1999 periods, respectively, than they otherwise would have
       been without such clauses.   Operating margins from the Company's
       Energy Sales and Services segment increased by approximately $1.4 million due to favorable market conditions in the wholesale trading operations of the Company. Operating margins increased in the Customer Services segment by approximately $1.1 million, net of intercompany transactions, due to higher sales from UBS and the recent acquisition of ITG (see Note 3 of the Notes to the Consolidated Financial Statements).

       Other Operating Expenses. Operations and maintenance expenses increased approximately $2.0 million, or 8 percent, for the three-month period ended December 31, 1999 as compared with the three-month period ended December 31, 1998. The increase was primarily the result of higher benefits costs, operating expenses of ITG since its acquisition date (see Note 3 of the Notes to the Consolidated Financial Statements), and higher materials and supplies expenses associated with the increased activity in the appliance service business. These increases were partially offset by decreases in rents and lease expense due to a reduction in the costs of leased software.

       Depreciation and amortization increased approximately $0.7 million in the current period primarily due to additional plant in service.

       Other Income and Expense.   Other income and expense increased
       approximately $0.2 million for the three-month period ended December 31, 1999 as compared with the three-month period ended December 31, 1998. The increase reflects improved results from TIC of approximately $0.4 million as a result of higher revenues from TIC's various sales programs.

       Regulatory Matters

       On April 30, 1999, the Company made a filing with the New Jersey Board of Public Utilities (NJBPU) which will enable all customers in New Jersey to choose an alternative supplier of natural gas. This filing was a result of the "Electric Discount and Energy Competition Act" legislation, which was signed into law in New Jersey on February 9, 1999. The legislation has several provisions that affect gas utilities. It provides all gas customers with the ability to choose an alternate natural gas supplier by December 31, 1999. At the same time, the utility will continue to provide basic gas service through December 2002 when the NJBPU will decide if the gas supply function should be made competitive. The NJBPU will also conduct proceedings to determine whether customers should be afforded the option of contracting with an alternative provider of billing, meter reading and other customer account services that may be deemed competitive by December 31, 2000. On January 19, 2000, the NJBPU approved a Phase I stipulation that enables all customers to choose an alternative supplier of natural gas while the utility continues to provide basic gas supply services. As part of the settlement, the Company has agreed to make a filing by February 29, 2000 to address additional issues raised in the April filing.

       Financing Activities and Resources

       The Company's net use of cash in operating activities was $10.3 million and $10.7 million for the three-month periods ended December 31, 1999 and 1998, respectively. The change in the three-month period ended December 31, 1999 was primarily due to an increase in unrecovered gas costs under the Company's purchased gas adjustment clause and the timing of payments to gas suppliers, partially offset by improved collections on receivables.

       Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions.

       Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $85.9 million at 6.07 percent for the three-month period ended December 31, 1999 and $98.5 million at 5.73 percent for the three-month period ended December 31, 1998. At December 31, 1999, the Company had outstanding notes payable to banks amounting to $98.8 million and available unused lines of credit amounting to $37.4 million. Notes payable to banks increased as of December 31, 1999 as compared to the balance outstanding at September 30, 1999, due to seasonal borrowing requirements.



       Long-Term Debt and Funds for Construction Held by Trustee. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25 percent. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

       The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of December 31, 1999, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $30.8 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

       Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment plan and certain employee benefit plans. Effective May 26, 1998, several of these plans commenced purchasing shares on the open market to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa. The proceeds from such issuances were not significant in both the three-month periods ended December 31, 1999 and 1998 due to the plans purchasing shares directly in the open market rather than from the Company.

       On November 12, 1999, the Company issued 113,200 shares of NUI common stock that was used for the purchase of ITG (see Note 3 of the Notes to the Consolidated Financial Statements).

       Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $55.9 million of cash dividends at December 31, 1999.

       Capital Expenditures and Commitments

       Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $10.5 million for the three-month period ended December 31, 1999 as compared to $8.4 million for the three-month period ended December 31, 1998. Capital expenditures are expected to be approximately $51.1 million for all of fiscal 2000, as compared with a total of $47.9 million in fiscal 1999.

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

       Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $68 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

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

       NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one day time horizon, as of December 31, 1999, NUI Energy Brokers' VaR was $202,000.

       Year 2000

       The Company had developed readiness plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers.

       The Company will continue to monitor its critical systems for Year 2000-related issues that could arise anytime throughout the year, such as leap year or customer and vendor problems. Contingency plans, supplementing existing disaster recovery and business continuity plans, have been developed as necessary for the Company's own systems and its third-party relationships, in response to its assessments, remediation and testing activities and will be used as necessary for ongoing problems. The specific actions identified include measures such as manual workarounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. The Company believes that due to its planning activities, the likelihood of major consequences in the future due to the Year 2000 should be greatly reduced.

       The total estimated costs incurred associated with Year 2000 readiness activities are approximately $3.5 million, a majority of which were incurred prior to the current fiscal year. Approximately 50 percent of these costs were related to capital projects. The Company has, and where necessary will continue to, fund these costs from the operations of the Company.


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


                                            NUI CORPORATION

                                            JOHN KEAN, JR.
       February 11, 2000                    President and Chief
                                            Executive Officer

                                            A. MARK ABRAMOVIC
       February 11 , 2000                   Sr. Vice President, Chief
                                            Operating Officer & Chief
                                            Financial Officer