Form 10-Q
period 2000-03-31
NUI CORP
filed 2000-05-15
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q

     (Mark One)
     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to___________

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000: Common Stock, No Par Value: 12,968,242 shares outstanding.

                        NUI Corporation and Subsidiaries
                  Consolidated Statement of Income (Unaudited)
                (Dollars in thousands, except per share amounts)

                                           Three Months        Six Months
                                              Ended               Ended
                                             March 31           March 31
                                             2000         1999         2000         1999

     Operating Margins
        Operating revenues                 $279,908     $254,562      $513,600     $484,160
        Less - Purchased gas and fuel       201,422      180,008       376,432      354,929
               Energy taxes                   5,086        5,495         9,224        9,523
                                            -------       ------       -------       ------
                                             73,400       69,059       127,944      119,708
                                            -------       ------       -------      -------
     Other Operating Expenses
        Operations and maintenance           28,276       26,704        54,698       51,126
        Depreciation and amortization         7,317        6,869        14,930       13,784
        Restructuring and other non-
          recurring items                         -       (2,114)            -       (2,114)
        Other taxes                           2,648        2,713         4,829        4,686
        Income taxes                         12,291       12,331        17,532       17,254
                                             ------       ------        ------       ------
                                             50,532       46,503        91,989       84,736
                                             ------       ------        ------       ------
     Operating Income                        22,868       22,556        35,955       34,972

     Other Income and Expense,  Net
     Equity in earnings of TIC
     Enterprises, LLC, net                      387          413           614          256
     Other                                      (25)          42            17          109
     Income taxes                              (127)        (159)         (221)        (128)
                                             ------       ------        ------       ------
                                                235          296           410          237
                                             ------       ------        ------       ------
  Interest Expense                            5,386        5,090        11,011       10,529
                                             ------       ------        ------       ------

  Net Income                               $ 17,717     $ 17,762      $ 25,354     $ 24,680
                                             ======       ======        ======       ======

  Net Income Per Share of Common Stock        $1.37        $1.40         $1.97        $1.94
                                               ====         ====          ====         ====

  Dividends Per Share of Common Stock        $0.245       $0.245         $0.49        $0.49
                                              =====        =====          ====         ====

  Weighted Average Number of Shares
     of Common Stock Outstanding         12,946,392   12,719,055    12,891,259   12,695,869
                                         ==========   ==========    ==========   ==========


             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                            March 31,   September 30,
                                               2000          1999
                                           (Unaudited)        (*)
     ASSETS
     Utility Plant
        Utility plant, at original cost     $800,969       $779,131
        Accumulated depreciation and
         amortization                       (271,436)      (256,898)
        Unamortized plant acquisition
         adjustments                          30,012         30,242
                                             -------        -------
                                             559,545        552,475
                                             -------        -------
     Funds for Construction Held by
     Trustee                                  32,173         37,413
                                             -------        -------
     Investment in TIC Enterprises, LLC,
     net                                      25,530         24,905
                                             -------        -------
     Other Investments                         1,312          1,385
                                             -------        -------
     Current Assets
        Cash and cash equivalents              3,144          1,561
        Accounts receivable (less
         allowance for doubtful accounts
         of $1,823 and $1,697,
         respectively)                       122,240         85,056
        Fuel inventories, at average cost      7,271         28,573
        Unrecovered purchased gas costs            -            901
        Prepayments and other                 54,322         50,108
                                             -------        -------
                                             186,977        166,199
                                             -------        -------
     Other Assets
        Regulatory assets                     50,471         51,615
        Deferred charges                      14,640         10,234
                                             -------        -------
                                              65,111         61,849
                                             -------        -------
                                            $870,648       $844,226
                                             =======        =======
     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity         $260,374       $237,318
        Preferred stock                           -               -
        Long-term debt                       268,929        268,911
                                             -------        -------
                                             529,303        506,229
                                             -------        -------
     Capital Lease Obligations                 2,972          2,599
                                             -------        -------
     Current Liabilities
        Notes payable to banks                49,245         73,615
        Current portion of capital lease
         obligations                           7,392          7,776
        Accounts payable, customer
         deposits and accrued liabilities    107,807        108,023
        Overrecovered purchased gas costs      9,049              -
        Federal income and other taxes        20,361          4,359
                                             -------        -------
                                             193,854        193,773
                                             -------        -------
     Deferred Credits and Other
     Liabilities
        Deferred Federal income taxes         72,496         69,951
        Unamortized investment tax
         credits                               5,021          5,251
        Environmental remediation reserve     33,798         33,981
        Regulatory and other liabilities      33,204         32,442
                                             -------        -------
                                             144,519        141,625
                                             -------        -------
                                            $870,648       $844,226
                                             =======        =======



                   *Derived from audited financial statements
             See the notes to the consolidated financial statements


                        NUI Corporation and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                               Six Months Ended
                                                   March 31,
                                                2000       1999

     Operating Activities
     Net income                              $25,354     $24,680
     Adjustments to reconcile net income to
     net cash used in operating activities:
        Depreciation and amortization         15,653      14,190
        Deferred Federal income taxes          2,545       2,545
        Non-cash portion of restructuring
         and other non-recurring items             -      (2,114)
        Amortization of deferred investment
          tax credits                           (230)       (230)
        Other                                   (439)      1,151
        Effect of changes in:
          Accounts receivable, net           (35,826)    (50,347)
          Fuel inventories                    21,302      25,657
          Accounts payable, deposits and
            accruals                          (2,392)      9,941
          Overrecovered purchased gas costs    9,950      25,874
          Other                               11,068       6,761
                                            --------    --------
       Net cash provided by operating
        activities                            46,985      58,108
                                            --------    --------
     Financing Activities
     Proceeds from sales of common stock,
     net of treasury stock purchased           2,471         155
     Dividends to shareholders                (6,331)     (6,217)
     Proceeds from issuance of long-term
     debt                                          -      39,795
     Funds for construction held by
     trustee, net                              6,297     (33,810)
     Principal payments under capital lease
     obligations                              (1,223)       (902)
     Net short-term borrowings               (24,605)    (36,985)
                                             --------    --------
       Net cash used in financing
        activities                           (23,391)    (37,964)
                                             --------    --------
     Investing Activities
     Cash expenditures for utility plant     (20,511)    (16,759)
     Investment in NUI Telecom                  (730)          -
     Other                                      (770)     (1,979)
                                             -------     -------
       Net cash used in investing
        activities                           (22,011)    (18,738)
                                             -------     -------
     Net increase in cash and cash
     equivalents                              $1,583      $1,406
                                             =======     =======
     Cash and Cash Equivalents
     At beginning of period                   $1,561        $929
     At end of period                         $3,144      $2,335

     Supplemental Disclosures of Cash Flows
     Income taxes paid, net                     $613      $4,118
     Interest paid                           $11,742     $10,639



             See the notes to the consolidated financial statements


                        NUI Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

     1.  Basis of Presentation

     The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc. (NUI Energy Solutions), an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc., a customer and geographic information systems and services subsidiary; and NUI Telecom, Inc., a telecommunications services subsidiary (see Note 3). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

     2.  Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):




                                                March 31,     September 30,
                                                  2000            1999

     Common stock, no par value                 $215,190        $209,984
     Shares held in treasury                      (2,246)         (2,311)
     Retained earnings                            50,403          31,380
     Unearned employee compensation               (2,973)         (1,735)
                                                 -------         -------
     Total common shareholders' equity          $260,374        $237,318
                                                 =======        ========

     3.  Purchase of NUI Telecom

     On November 12, 1999, the Company closed on its acquisition of International Telephone Group, Inc. (ITG). The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the Company. ITG subsequently changed its name to NUI Telecom, Inc. The purchase price totaled $3.8 million and included the issuance of 113,200 shares of NUI common stock, with the remainder paid in cash. NUI Telecom is a full service telephone company that provides its customers with a single service solution for all their telecommunication requirements including local, long distance, cellular, internet, and data communications services. The Agreement and Plan of Merger contains a provision whereby the previous shareholders of NUI Telecom will receive an additional $1.0 million in NUI common stock if NUI Telecom achieves certain revenue targets no later than December 31, 2003.

     The acquisition is being accounted for as a purchase. The excess of the purchase price over the net assets of NUI Telecom is estimated to be approximately $4.5 million, which includes the additional earnings contingency noted above, and is expected to be amortized on a straight-line basis over a 20-year period.

     4.  Restructuring and Other Non-Recurring Items

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

     In January 1999, the Company offered an early retirement program to its bargaining unit employees in New Jersey. The program was accepted by 32 of the eligible 35 employees. In accordance with SFAS 88, the Company recorded a special termination charge of approximately $2.0 million associated with these retirements in the second quarter of fiscal 1999.

     The Company also recorded approximately $1.1 million of charges, in the second quarter of fiscal 1999, relating to the write-off of certain regulatory assets which will not be recovered through rates, as well as other items which were deemed to be separate from recurring earnings.

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

     The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. The most recent NJBPU base rate order permits the Company to utilize full deferred accounting for expenditures related to its New Jersey sites and provides for the recovery of $130,000 annually. The Company is also able to recover MGP expenditures over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.0 million in environmental costs incurred between July 1, 1998 and June 30, 1999 is currently pending NJBPU approval. Accordingly, the Company has recorded regulatory assets of approximately $35 million as of March 31, 2000, reflecting the future recovery of environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

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

     6.  Business Segment Information

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

     The following table provides information concerning the major segments of the Company for the three and six-month periods ended March 31, 2000 and 1999. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region.

                                     Three Months     Six Months Ended
                                        Ended            March 31,
                                      March 31,

         (Dollars in thousands)      2000       1999       2000       1999

         Revenues:
           Distribution Services   $153,991   $147,078   $263,396   $252,900
           Energy Sales and
            Services                134,077    112,998    263,074    237,310
           Customer Services          7,893      3,299     15,171      7,976
           Intersegment Revenues    (16,053)    (8,813    (28,041)   (14,035)
                                   --------   --------   --------   --------
         Total Revenues            $279,908   $254,562   $513,600   $484,160
                                    =======    =======    =======    =======
         Pre-Tax Operating
         Income (Loss):
           Distribution Services    $33,736    $32,726    $50,139    $49,570
           Energy Sales and
             Services                 2,263      3,151      3,661      3,739
           Customer Services           (146)      (879)       285       (724)
                                     ------      ------    ------     ------
         Total Pre-Tax Operating
         Income (Loss)              $35,853     $34,998   $54,085    $52,585
                                     ======      ======    ======     ======


     A reconciliation of the Company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:


                                     Three Months      Six Months Ended
                                        Ended              March 31,
                                      March 31,
         (Dollars in thousands)     2000      1999       2000      1999

         Segment Pre-Tax          $35,853   $34,998    $54,085   $52,585
         Operating Income
         Non-segment pre-tax
           operating loss           (694)   (2,225)       (598)   (2,473)
                                  ------    ------      ------    ------
         Pre-Tax Operating
          Income                 $35,159   $32,773     $53,487   $50,112
                                  ======    ======      ======    ======



                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data




                                          Three Months    Six Months Ended
                                              Ended           March 31,
                                            March 31,
                                         2000     1999      2000     1999
    Operating Revenues (Dollars in
    thousands)
    Firm Sales:
        Residential                     $ 88,830  $ 84,861  $146,041  $141,455
        Commercial                        35,062    34,418    60,899    60,186
        Industrial                         3,178     2,670     5,541     5,823
    Interruptible Sales                   13,434    11,712    26,618    22,509
    Unregulated Sales                    119,948   104,821   238,815   224,248
    Transportation Services               13,136    11,381    23,397    20,839
    Customer Service, Appliance
    Leasing and Other                      6,320     4,699    12,289     9,100
                                          ------    ------    ------    ------
                                        $279,908  $254,562  $513,600  $484,160
                                         =======   =======   =======   =======
    Gas Sold or Transported (MMcf)
    Firm Sales:
        Residential                       10,737    10,246    17,552    16,500
        Commercial                         4,606     4,653     8,095     7,968
        Industrial                           438       421       815     1,053
    Interruptible Sales                    3,773     4,216     7,364     7,765
    Unregulated Sales                     39,088    48,235    80,357    96,412
    Transportation Services               11,857     9,194    20,306    16,429
                                          ------    ------   -------   -------
                                          70,499    76,965   134,489   146,127
                                          ======   =======   =======   =======
    Average  Utility Customers Served
    Firm Sales:
        Residential                      349,904   345,043   348,800   343,798
        Commercial                        23,953    23,502    23,736    23,359
        Industrial                           241       269       242       273
    Interruptible Sales                       45        62        46        62
    Transportation                         3,631     3,538     3,644     3,478
                                         -------   -------   -------   -------
                                         377,774   372,414   376,468   370,970
                                         =======   =======   =======   =======
    Degree Days in New Jersey
    Actual                                 2,398     2,417     3,928     3,883
    Normal                                 2,748     2,745     4,578     4,577
    Percentage variance from normal          13%       12%       14%       15%
                                          warmer    warmer    warmer    warmer

    Employees (period end)                                     1,077     1,051


                     NUI Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

     The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New
     York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a customer and geographical information systems and services subsidiary; and NUI Telecom, Inc., a telecommunications services subsidiary. The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC).

     Results of Operations

     Three-Month Periods Ended March 31, 2000 and 1999

     Net Income. Net income for the three-month period ended March 31, 2000 was $17.7 million, or $1.37 per share, as compared with net income of $17.8 million, or $1.40 per share, for the period ended March 31, 1999. Net income in the prior period was affected by non-recurring items, which contributed $1.3 million, or $0.10 per share. These items were primarily associated with the Company's early retirement programs (see Note 4 of the Notes to the Consolidated Financial Statements). Absent these non-recurring items, net income would have been $16.5 million, or $1.30 per share. The increase in recurring earnings in the current period was attributable to higher margins, partially offset by higher operations and maintenance expenses, interest, depreciation and amortization, and other income.

     Net income per share in the current period was also affected by the increased number of outstanding shares of common stock over the prior year period, primarily related to the purchase of NUI Telecom (see
     Note 3 of the Notes to the Consolidated Financial Statements).

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

     The Company's operating revenues increased by $25.3 million, or 10 percent, for the three-month period ended March 31, 2000 as compared with the three-month period ended March 31, 1999. The Company's Distribution Services' revenue increased by approximately $6.9 million, mainly due to customer growth. Weather in New Jersey was approximately 13 percent warmer than normal for the three-month period ending March 31, 2000 and was 1 percent warmer compared to the prior year period. Customer Services' revenue increased by approximately $3.1 million, net of intercompany transactions, mainly due to the recent acquisition of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements). Energy Sales and Services' revenue increased by approximately $15.3 million, net of intercompany transactions, mainly due to an increase in unregulated off-system sales by the Company's utility divisions.

     The Company's operating margins increased by $4.3 million, or 6 percent, for the three-month period ended March 31, 2000 as compared with the three-month period ended March 31, 1999. The increase was primarily attributable to an increase of approximately $1.8 million in the Company's Distribution Services segment as a result of customer growth. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $2.7 million and $2.5 million higher in the fiscal 2000 and 1999 periods, respectively, than they otherwise would have been without
     such clauses.   Operating margins from the Company's Energy Sales and
     Services segment decreased by approximately $0.6 million due to slightly unfavorable market conditions in the wholesale trading operations of the Company. Operating margins increased in the Customer Services segment by approximately $3.1 million, net of intercompany transactions, due to higher sales from UBS and the recent acquisition of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements).

     Other Operating Expenses. Operations and maintenance expenses increased approximately $1.6 million, or 6 percent, for the three-month period ended March 31, 2000 as compared with the three-month period ended March 31, 1999. The increase was primarily the result of operating expenses of NUI Telecom since its acquisition date (see Note 3 of the Notes to the Consolidated Financial Statements). Absent the addition of expenses from NUI Telecom, operations and maintenance expenses would have been flat compared to the prior period.

     Six-Month Periods Ended March 31, 2000 and 1999

     Net Income. Net income for the six-month period ended March 31, 2000 was $25.4 million, or $1.97 per share, as compared with net income of $24.7 million, or $1.94 per share, for the period ended March 31, 1999. The increase in the current period was primarily due to higher margins and other income, partially offset by higher operations and maintenance expenses, depreciation, interest expenses and the effect of non-recurring items, in the prior period, which contributed $1.3 million, or $0.10 per share to net income. These non-recurring items were primarily associated with the Company's early retirement programs (see Note 4 of the Notes to the Consolidated Financial Statements). Absent these non-recurring items, net income would have been $23.4 million, or $1.84 per share.

     Net income per share in the current period was also affected by the increased number of outstanding shares of common stock over the prior year period, primarily related to the purchase of NUI Telecom (see
     Note 3 of the Notes to the Consolidated Financial Statements).

     Operating Revenues and Operating Margins.   The Company's operating
     revenues increased by $29.4 million, or 6 percent, for the six-month period ended March 31, 2000 as compared with the six-month period ended March 31, 1999. The Company's Distribution Services' revenue increased by approximately $10.5 million, mainly due to customer growth. Customer Services' revenue increased by approximately $4.2 million, net of intercompany transactions, mainly due to the recent acquisition of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements). Energy Sales and Services' revenue increased by approximately $14.7 million, net of intercompany transactions, mainly due to an increase in unregulated off-system sales by the Company's utility divisions.

     The Company's operating margins increased by $8.2 million, or 7 percent, for the six-month period ended March 31, 2000 as compared with the six-month period ended March 31, 1999. The increase was primarily attributable to an increase of approximately $3.2 million in the Company's Distribution Services segment as a result of customer growth. As a result of weather normalization clauses, operating margins were approximately $4.9 million and $5.0 million higher in the fiscal 2000 and 1999 periods, respectively, than they otherwise would have been without such clauses. Operating margins from the Company's Energy Sales and Services segment increased by approximately $0.8 million. Operating margins increased in the Customer Services segment by approximately $4.2 million, net of intercompany transactions, due to higher sales from UBS and the recent acquisition of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements).

     Other Operating Expenses. Operations and maintenance expenses increased approximately $3.6 million, or 7 percent, for the six-month period ended March 31, 2000 as compared with the six-month period ended March 31, 1999. The increase was primarily the result of operating expenses of NUI Telecom since its acquisition date (see Note 3 of the Notes to the Consolidated Financial Statements), higher bad debt expense due to the increase in operating revenues, and higher materials and supplies expenses associated with the increased activity in the appliance service business. These increases were partially offset by decreases in the costs of telephone and computer systems.

     Depreciation and amortization increased approximately $1.1 million in the current period primarily due to additional plant in service.

     Regulatory Matters

     On April 30, 1999, the Company made a filing with the New Jersey Board of Public Utilities (NJBPU) which will enable all customers in New Jersey to choose an alternative supplier of natural gas. This filing was in accordance with the "Electric Discount and Energy Competition Act" legislation, which was signed into law in New Jersey on February 9, 1999. The legislation has several provisions that affect gas utilities. It provides all gas customers with the ability to choose an alternate natural gas supplier. At the same time, the utility will continue to provide basic gas service through December 2002 when the NJBPU will decide if the gas supply function should be made competitive. In accordance with the legislation and with a NJBPU order dated March 2, 2000, the Company filed testimony on March 17, 2000 in a proceeding to determine whether customers should be afforded the option of contracting with an alternative provider of billing, meter reading and other customer account services that may be deemed competitive by December 31, 2000.

     In January 2000, the NJBPU approved a Phase I stipulation that enables all customers to choose an alternative supplier of natural gas while the utility continues to provide basic gas supply services. The Company is currently awaiting the formal issuance of a NJBPU order.
     As part of the settlement, the Company has agreed to make a filing within one week of the issuance of the NJBPU order to address additional issues raised in the April 1999 filing.

     Financing Activities and Resources

     The Company's net cash provided by operating activities was $49.0 million and $58.1 million for the six-month periods ended March 31, 2000 and 1999, respectively. The change in the six-month period ended March 31, 2000 was primarily due to a reduction in overrecovered gas costs under the Company's purchased gas adjustment clause, partially offset by timing of payments to gas suppliers and collections on receivables.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $79.5 million at 6.8 percent for the six-month period ended March 31, 2000 and $86.1 million at 5.7 percent for the six-month period ended March 31, 1999. At March 31, 2000, the Company had outstanding notes payable to banks amounting to $49.2 million and available unused lines of credit amounting to $106.8 million. Notes payable to banks decreased as of March 31, 2000 as compared to the balance outstanding at September 30, 1999, due to seasonal borrowing requirements.

     Long-Term Debt and Funds for Construction Held by Trustee. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25 percent. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of March 31, 2000, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $25.7 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment plan and certain employee benefit plans. Effective May 26, 1998, several of these plans commenced purchasing shares on the open market to fulfill the plans' requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa. The proceeds from such issuances amounted to were not significant in both the six-month periods ended March 31, 2000 and 1999 due to the plans purchasing shares directly in the open market rather than from the Company.

     On November 12, 1999, the Company issued 113,200 shares of NUI common stock that was used for the purchase of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements).

     Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $70.7 million of cash dividends at March 31, 2000.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $21.7 million for the six-month period ended March 31, 2000 as compared to $16.8 million for the six-month period ended March 31, 1999. Capital expenditures are expected to be approximately $48.6 million for all of fiscal 2000, as compared with a total of $47.9 million in fiscal 1999.

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

     NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one day time horizon, as of March 31, 2000, NUI Energy Brokers' VaR was $72,000.

     Year 2000

     The Company had developed readiness plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers.

     The Company will continue to monitor its critical systems for Year 2000-related issues that could arise anytime throughout the year, such as customer or vendor problems. Contingency plans, supplementing existing disaster recovery and business continuity plans, have been developed as necessary for the Company's own systems and its third-party relationships, in response to its assessments, remediation and testing activities and will be used as necessary for ongoing problems. The specific actions identified include measures such as manual workarounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. The Company believes that due to its planning activities, the likelihood of major consequences in the future due to the Year 2000 should be greatly reduced.

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

                        PART II - OTHER INFORMATION


     Item 4. Submission of Matters to a vote of Security Holders

     The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 2000.

     The Annual Meeting of Shareholders of NUI Corporation was held on March 27, 2000. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. At the meeting, the shareholders approved an agreement to reorganize the Company's corporate structure, elected directors and ratified the appointment of independent public accountants.

     The total votes were as follows:

                                            For        Against or    Abstain
                                                       Witheld
     (1) Approval of  the reorganization   8,595,769   153,863       68,621
     of the corporate structure

     (2) Election of directors  to serve
     for three-year terms:
          James J. Forese                 10,789,936   255,937
          R. Van Whisnand                 10,791,317   254,556

     (3) Ratification of the appointment
     of Arthur Andersen LLP as
     independent public accountants       10,895,236   116,306      34,329



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


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     May 12, 2000                         President and Chief
                                          Executive Officer

                                          A. MARK ABRAMOVIC
     May 12 , 2000                        Sr. Vice President, Chief
                                          Operating Officer & Chief
                                          Financial Officer