Form 10-Q
period 2000-06-30
NUI CORP
filed 2000-08-14
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                 FORM 10-Q

     (Mark One)
       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000
                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to_________

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2000: Common Stock, No Par Value: 12,987,368 shares outstanding.





                        NUI Corporation and Subsidiaries
                  Consolidated Statement of Income (Unaudited)
                (Dollars in thousands, except per share amounts)


                                     Three Months           Nine Months
                                         Ended                 Ended
                                        June 30               June 30
                                    2000      1999       2000        1999

     Operating Margins
      Operating revenues         $199,124     $160,678    $712,724    $644,838
      Less - Purchased gas and
       fuel                       154,927      117,118     531,359     472,047
       Energy taxes                 2,392        2,664      11,616      12,187
                                  -------      -------     -------     -------
                                   41,805       40,896     169,749     160,604
                                  -------      -------     -------     -------
     Other Operating Expenses
      Operations and maintenance    25,583      25,271      80,281      76,397
      Depreciation and
       amortization                  6,892       6,919      21,912      20,703
      Restructuring and other
       non-recurring items               -      (1,840)          -      (3,954)
      Other taxes                    2,307       2,211       7,136       6,897
      Income taxes                   1,227       1,760      18,759      19,014
                                   -------     -------     -------     -------
                                    36,099      34,321     128,088     119,057
                                   -------     -------     -------     -------
     Operating Income                5,706       6,575      41,661      41,547

     Other Income and Expense,
     Net
     Equity in earnings of TIC
      Enterprises, LLC, net           (245)        460         369         716
     Other                              48          12          65         121
     Income taxes                       69        (165)       (152)       (293)
                                   -------     -------     -------     -------
                                      (128)        307         282         544
                                   -------     -------     -------    --------

     Interest Expense                4,114       4,458      15,125      14,987
                                   -------     -------     -------     -------
     Net Income                     $1,464      $2,424     $26,818     $27,104
                                     =====       =====      ======      ======
     Net Income Per Share of
     Common Stock                    $0.11       $0.19       $2.08       $2.13
                                     =====       =====       =====       =====
     Dividends Per Share of
     Common Stock                   $0.245      $0.245      $0.735      $0.735
                                     =====      ======       =====       =====
     Weighted Average Number of
      Shares of Common Stock
      Outstanding               12,956,647  12,733,055  12,912,975  12,708,265
                                ==========  ==========  ==========  ==========

            See the notes to the consolidated financial statements.






                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                               June 30,     September 30,
                                                 2000           1999
                                              (Unaudited)        (*)
     ASSETS
     Utility Plant
        Utility plant, at original cost         $808,619        $779,131
        Accumulated depreciation and
         amortization                           (276,060)       (256,898)
        Unamortized plant acquisition
         adjustments                              29,824          30,242
                                              ----------       ---------
                                                 562,383         552,475
                                              ----------       ---------
     Funds for Construction Held by
      Trustee                                     29,758          37,413
                                              ----------       ---------
     Investment in TIC Enterprises, LLC,
     net                                         25,285           24,905
                                              ----------       ---------
     Other Investments                            1,246            1,385
                                              ----------     ----------
     Current Assets
       Cash and cash equivalents                  1,445            1,561
       Accounts receivable (less
        allowance for doubtful accounts of
        $1,987 and $1,697, respectively)        102,015           85,056
       Fuel inventories, at average cost         20,014           28,573
       Unrecovered purchased gas costs                -              901
       Prepayments and other                     66,866           50,108
                                             ----------        ---------
                                                190,340          166,199
                                             ----------        ---------
     Other Assets
        Regulatory assets                        50,143           51,615
        Deferred charges                         15,609           10,234
                                             ----------        ---------
                                                 65,752           61,849
                                             ----------        ---------
                                               $874,764         $844,226
                                                =======          =======
     CAPITALIZATION AND LIABILITIES
     Capitalization
        Common shareholders' equity            $258,880         $237,318
        Preferred stock                               -                -
        Long-term debt                          268,938          268,911
                                             ----------        ---------
                                                527,818          506,229
                                             ----------        ---------
     Capital Lease Obligations                    2,639            2,599
                                             ----------        ---------
     Current Liabilities
       Notes payable to banks                    62,240           73,615
       Current portion of capital lease           1,286            7,776
        obligations
       Accounts payable, customer deposits      108,042          108,023
        and accrued liabilities
       Overrecovered purchased gas costs          8,229                -
       Federal income and other taxes            19,969            4,359
                                             ----------        ---------
                                                199,766          193,773
                                             ----------        ---------
     Deferred Credits and Other Liabilities
        Deferred Federal income taxes            73,768           69,951
        Unamortized investment tax credits        4,906            5,251
        Environmental remediation reserve        33,560           33,981
        Regulatory and other liabilities         32,307           32,442
                                             ----------        ---------
                                                144,541          141,625
                                             ----------        ---------
                                               $874,764         $844,226
                                                =======          =======



                   *Derived from audited financial statements
            See the notes to the consolidated financial statements.


                        NUI Corporation and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                       Nine Months Ended
                                                            June 30,
                                                       2000         1999

     Operating Activities
     Net income                                       $26,818     $27,104
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                  23,185      21,298
        Deferred Federal income taxes                   3,817       3,817
        Non-cash portion of restructuring and
         other non-recurring items                          -      (4,726)
        Amortization of deferred investment tax
          credits                                        (345)       (345)
         Other                                          1,393       1,282
         Effect of changes in:
         Accounts receivable, net                     (15,601)    (14,227)
         Fuel inventories                               8,559      19,466
         Accounts payable, deposits and accruals       (2,157)        876
         Overrecovered purchased gas costs              9,130      25,856
         Other                                         (3,672)     (4,285)
                                                      -------      -------
        Net cash provided by operating activities      51,127      76,116
                                                      -------      -------
     Financing Activities
     Proceeds from sales of common stock, net of
       treasury stock purchased                           642         332
     Dividends to shareholders                         (9,502)     (9,330)
     Proceeds from issuance of long-term debt               -      39,804
     Funds for construction held by trustee, net        9,202     (29,515)
     Principal payments under capital lease
      obligations                                      (7,660)     (1,238)
     Net repayments of short-term borrowings          (11,610)    (45,575)
                                                     --------     --------
       Net cash used in financing activities          (18,928)    (45,522)
                                                     --------     --------
     Investing Activities
     Cash expenditures for utility plant              (30,356)    (25,831)
     Other                                             (1,959)     (3,336)
                                                     --------     --------
       Net cash used in investing activities          (32,315)    (29,167)
                                                     --------     --------
     Net (decrease) increase in cash and cash
      equivalents                                       ($116)     $1,427
                                                       ======       =====
     Cash and Cash Equivalents
     At beginning of period                            $1,561        $929
     At end of period                                  $1,445      $2,356

     Supplemental Disclosures of Cash Flows
     Income taxes paid, net                            $1,277      $4,109
     Interest paid                                    $17,056     $16,356

             See the notes to the consolidated financial statements




                        NUI Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

     1.Basis of Presentation

     The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the Company). The Company is a multi-state company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, and telecommunications. The Company's utility divisions serve more than 375,000 customers in six states along the eastern seaboard of the United States and comprise Elizabethtown Gas (NJ), City Gas Company of Florida, North Carolina Gas, Valley Cities Gas
     (PA), Elkton Gas (MD) and Waverly Gas (NY). The Company's non-regulated businesses include NUI Energy Brokers (Energy Brokers), an energy wholesaler; NUI Energy, Inc. (NUI Energy), an energy retailer;
      NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc.,
     (UBS), a customer and geographic information systems and services subsidiary; and NUI Telecom, Inc., (NUI Telecom), a full-service telecommunications company (see Note 3). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

     2.Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):

                                                June 30,   September 30,
                                                  2000          1999

     Common stock, no par value                 $215,423     $209,984
     Shares held in treasury                      (2,246)      (2,311)
     Retained earnings                            48,697       31,380
     Unearned employee compensation               (2,994)      (1,735)
                                                  ------       ------
     Total common shareholders' equity          $258,880     $237,318
                                                 =======      =======

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

     The acquisition is being accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of NUI Telecom is estimated to be approximately $4.5 million, which includes the additional earnings contingency noted above, and is being amortized on a straight-line basis over a 20-year period.

     4. Purchase of Virginia Gas Company

     On June 14, 2000, the Company entered into a definitive merger agreement with Virginia Gas Company (VGC) providing for a merger of either the subsidiary into VGC or VGC into the subsidiary depending upon certain circumstances. Under the terms of the agreement, NUI will acquire all of the common stock of VGC for $4.00 per share in NUI common stock, with the exchange ratio to be established near the time of closing. The transaction value is estimated to be $22 million.

     VGC is engaged in activities including: pipeline operation; natural gas storage, gathering, marketing and distribution services; natural gas exploration, production and well operation; and propane distribution. The company conducts its operations primarily in the Commonwealth of Virginia.

     The merger will be accounted for as a purchase, and is expected to close early in fiscal year 2001.

     5.Restructuring and Other Non-Recurring Items

     During fiscal 1999, the Company recognized approximately $4.0 million of pre-tax, non-recurring items (approximately $1.8 million during the third quarter of fiscal 1999) relating primarily to the recognition of pension settlement gains as a result of the Company's restructuring efforts over the past year. These gains were partially offset by a special termination charge related to the New Jersey bargaining unit early retirement program, the write-off of certain non-recoverable regulatory assets, and other charges deemed to be separate from recurring operations.

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

     The Company recorded approximately $1.8 million of charges relating to the write-off of certain regulatory assets which will not be recovered through rates. The Company also recorded $l.8 million of charges relating to other items which were deemed to be separate from recurring earnings.

     6.Contingencies

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

     The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. The most recent NJBPU base rate order permits the Company to utilize full deferred accounting for expenditures related to its New Jersey sites and provides for the recovery of $130,000 annually. The Company is also able to recover MGP expenditures over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.0 million in environmental costs incurred between July 1, 1998 and June 30, 1999 is currently pending NJBPU approval. Accordingly, the Company has recorded regulatory assets of approximately $35 million as of June 30, 2000, reflecting the future recovery of environmental remediation costs related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $67 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey and Pennsylvania, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

     Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

     7. Business Segment Information

     The Company's operations are organized and managed by three primary segments: Distribution Services, Energy Sales and Services and Customer Services. The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's NUI Energy, NUI Energy Brokers and NUI Energy Solutions subsidiaries, as well as off-system sales by the utility divisions. The Customer Services segment reflects the operations of the Company's UBS and NUI Telecom subsidiaries, as well as appliance leasing, repair and maintenance operations. The Company also has corporate operations that do not generate any revenues or operating margins.

     The following table provides information concerning the major segments of the Company for the three and nine-month periods ended June 30, 2000 and 1999. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region.


                                     Three Months Ended  Nine Months Ended
                                           June 30            June 30,

      (Dollars in thousands)           2000      1999      2000      1999

      Revenues:
        Distribution Services        $ 79,280  $ 72,576  $342,676  $325,485
        Energy Sales and Services     128,190    92,920   391,264   330,230
        Customer Services               6,612     4,163    21,783    12,139
        Intersegment Revenues         (14,958)   (8,981)  (42,999)  (23,016)
                                      -------   -------   -------   -------
      Total Revenues                 $199,124  $160,678  $712,724  $644,838
                                      =======   =======   =======   =======
      Pre-Tax Operating Income
      (Loss):
        Distribution Services        $  4,721  $  3,830  $ 54,860  $ 53,400
        Energy Sales and Services       1,365     2,148     5,026     5,887
        Customer Services                 822       311     1,107      (413)
                                      -------   -------   -------   -------
      Total Pre-Tax Operating
       Income (Loss)                 $  6,908  $  6,289  $ 60,993  $ 58,874
                                      =======   =======   =======   =======



     A reconciliation of the Company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:
                                    Three Months Ended   Nine Months Ended
                                         June 30,             June 30,

      (Dollars in thousands)         2000      1999        2000      1999

      Segment Pre-Tax Operating
        Income                     $6,908    $6,289      $60,993   $58,874
      Non-segment pre-tax
        operating loss                 25     2,046         (574)    1,688
                                    -----     -----       ------    ------
       Pre-Tax Operating Income    $6,933    $8,335      $60,419   $60,562
                                    =====     =====       ======    ======




                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data


                                   Three Months Ended   Nine Months Ended
                                        June 30,             June 30,

                                     2000      1999       2000      1999
     Operating Revenues (Dollars
     in thousands)
     Firm Sales:
        Residential                 $36,777    $35,843  $182,818  $177,298
        Commercial                   14,619     13,794    75,518    73,980
        Industrial                    1,686      1,578     7,227     7,401
     Interruptible Sales             15,850     11,644    42,468    34,153
     Unregulated Sales              114,987     84,420   353,802   308,668
     Transportation Services          9,925      8,665    33,322    29,504
     Customer Service, Appliance
      Leasing and Other               5,280      4,734    17,569    13,834
                                    -------    -------   -------   -------
                                   $199,124   $160,678  $712,724  $644,838
                                    =======    =======   =======   =======
     Gas Sold or Transported
     (MMcf)
     Firm Sales:
        Residential                   3,407      3,359    20,959    19,859
        Commercial                    1,613      1,668     9,708     9,636
        Industrial                      241        144     1,056     1,197
     Interruptible Sales              3,765      3,929    11,129    11,694
     Unregulated Sales               31,454     43,179   111,811   150,123
     Transportation Services          8,766      7,331    29,072    23,760
                                    -------    -------   -------   -------
                                     49,246     59,610   183,735   216,269
                                    =======    =======   =======   =======
     Average  Utility Customers
     Served
     Firm Sales:
        Residential                 348,122    345,556   348,461   344,384
        Commercial                   23,426     23,461    23,581    23,393
        Industrial                      238        222       240       256
     Interruptible Sales                 44         50        45        58
     Transportation                   3,828      3,565     3,736     3,507
                                    -------    -------   -------   -------
                                    375,658    372,854   376,063   371,598
                                    =======    =======   =======   =======
     Degree Days in New Jersey
     Actual                             566        464     4,494     4,347
     Normal                             554        574     5,131     5,151

     Percentage variance from            2%        19%       12%       16%
     normal                          colder     warmer    warmer    warmer

     Employees (period end)                                1,076       995




                        NUI Corporation and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the Company). The Company is a multi-state company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, and telecommunications. The Company's utility divisions serve more than 375,000 customers in six states along the eastern seaboard of the United States and comprise Elizabethtown Gas (NJ), City Gas Company of Florida, North Carolina Gas, Valley Cities Gas
     (PA), Elkton Gas (MD) and Waverly Gas (NY). The Company's non-regulated businesses include NUI Energy Brokers (Energy Brokers), an energy wholesaler; NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc.,
     (UBS), a customer and geographic information systems and services subsidiary; and NUI Telecom, Inc., (NUI Telecom), a full-service telecommunications company (see Note 3 of the Notes to the Consolidated Financial Statements). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC).

     Results of Operations

     Three-Month Periods Ended  June 30, 2000 and 1999

     Net Income. Net income for the three-month period ended June 30, 2000 was $1.5 million, or $0.11 per share, as compared with net income of $2.4 million, or $0.19 per share, for the three-month period ended June 30, 1999. Net income in the prior period included non-recurring items, which contributed $1.1 million, or $0.08 per share, which were primarily associated with the Company's early retirement programs (see
     Note 5 of the Notes to the Consolidated Financial Statements). Absent these non-recurring items, net income would have been $1.4 million, or $0.11 per share.

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

     The Company's operating revenues increased by $38.4 million, or 24 percent, for the three-month period ended June 30, 2000 as compared with the three-month period ended June 30, 1999. The Company's Distribution Services' revenue increased by approximately $6.7 million, mainly due to customer growth. Customer Services' revenue increased by approximately $1.1 million, net of intercompany transactions, due to the recent acquisition of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements). Energy Sales and Services' revenue increased by approximately $30.7 million, net of intercompany transactions, primarily due to higher gas prices and an increase in unregulated off-system sales.

     The Company's operating margins increased by $0.9 million, or two percent, for the three-month period ended June 30, 2000 as compared with the three-month period ended June 30, 1999. The increase was primarily attributable to an increase of approximately $1.3 million in the Company's Distribution Services segment as a result of customer growth. Operating margins from the Company's Energy Sales and Services segment decreased by approximately $1.1 million primarily due to the impact of unprecedented higher gas prices experienced throughout the nation this summer. While NUI's wholesale business, NUI Energy Brokers, increased operating margins more than 26 percent in the quarter, NUI's retail subsidiary, NUI Energy, was adversely impacted by the rising gas costs. NUI Energy customers continue to sign up for retail gas service, however they are opting to enter month-to-month agreements rather than long-term contracts. This decreases the mark-to-market value of these contracts as compared to last year.
     Operating margins increased in the Customer Services segment by approximately $0.7 million, net of intercompany transactions, due to the inclusion of results from NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements).

     Other Operating Expenses. Operations and maintenance expenses increased approximately $0.3 million, or one percent, for the three-month period ended June 30, 2000 as compared with the three-month period ended June 30, 1999. The increase was primarily the result of operating expenses of NUI Telecom in fiscal 2000 (see Note 3 of the Notes to the Consolidated Financial Statements). Absent the addition of expenses from NUI Telecom, operations and maintenance expenses would have decreased by approximately $0.7 million as compared to the prior period, due primarily to overall cost controls and a decrease in certain benefit costs.

     Fiscal 1999 results also include non-recurring gains of approximately $1.8 million incurred as a result of the Company's early retirement programs (see Note 5 of the Notes to the Consolidated Financial Statements).

     Other Income (Expense). Other income and expense decreased approximately $0.4 million due to lower equity earnings in TIC. The decrease was primarily the result of additional costs of establishing a sales force to represent the United States Postal Service under the terms of TIC's exclusive nationwide contract signed last December.

     Interest Expense. Interest expense decreased by approximately $0.3 million for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999. In accordance with a recently approved Stipulation by the New Jersey Board of Public Utilities (see Regulatory Matters), the Company was allowed to recover carrying costs computed on previously deferred expenses incurred for the investigation and remediation of manufactured gas plant sites in New Jersey. Partially offsetting this decrease was an increase in short-term interest expense due to higher interest rates and higher average debt outstanding (see Financing Activities and Resources).

     Nine-Month Periods Ended June 30, 2000 and 1999

     Net Income. Net income for the nine-month period ended June 30, 2000 was $26.8 million, or $2.08 per share, as compared with net income of $27.1 million, or $2.13 per share, for the period ended June 30, 1999. Net income in the prior period included non-recurring items, which contributed $2.3 million, or $0.18 per share, which were primarily associated with the Company's early retirement programs (see Note 5 of the Notes to the Consolidated Financial Statements). Absent these non-recurring items, net income would have been $24.8 million, or $1.95 per share.

     Net income per share in the current period was also affected by the increased number of outstanding shares of common stock over the prior year period, primarily related to the purchase of NUI Telecom (see
     Note 3 of the Notes to the Consolidated Financial Statements).

     Operating Revenues and Operating Margins.   The Company's operating
     revenues increased by $67.9 million, or 11 percent, for the nine-month period ended June 30, 2000 as compared with the nine-month period ended June 30, 1999. The Company's Distribution Services' revenue increased by approximately $17.2 million, mainly due to customer growth and the impact of slightly colder weather in the current period. Weather in New Jersey was 12% warmer than normal, but 3% colder than the prior year period. Customer Services' revenue increased by approximately $5.3 million, net of intercompany transactions, due to the recent acquisition of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements) and higher sales by UBS and the appliance services operations. Energy Sales and Services' revenue increased by approximately $45.4 million, net of intercompany transactions, due to higher gas prices and an increase in unregulated off-system sales.

     The Company's operating margins increased by $9.1 million, or 6 percent, for the nine-month period ended June 30, 2000 as compared with the nine-month period ended June 30, 1999. The increase was primarily attributable to an increase of approximately $5.5 million in the Company's Distribution Services segment as a result of customer growth and increased sales due to slightly colder weather in the current period. As a result of weather normalization clauses, operating margins were approximately $4.9 million and $5.4 million higher in the fiscal 2000 and 1999 periods, respectively, than they otherwise would have been without such clauses. Operating margins from the Company's Energy Sales and Services segment decreased by approximately $0.3 million due primarily to lower results from NUI Energy which were adversely impacted from the unprecedented high gas prices this past quarter. Operating margins increased in the Customer Services segment by approximately $3.9 million, net of intercompany transactions, due to higher sales by UBS and the appliance services operations, as well as the recent acquisition of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements).

     Other Operating Expenses. Operations and maintenance expenses increased approximately $3.9 million, or five percent, for the nine-month period ended June 30, 2000 as compared with the nine-month period ended June 30, 1999. The increase was primarily the result of operating expenses of NUI Telecom since its acquisition date (see Note 3 of the Notes to the Consolidated Financial Statements), higher bad debt expense due to the increase in operating revenues, and higher materials and supplies expenses associated with the increased activity in the appliance service business. These increases were partially offset by decreases in telephone and certain benefits costs.

     Fiscal 1999 results also include non-recurring gains of approximately $4.0 million incurred as a result of the Company's early retirement programs (see Note 5 of the Notes to the Consolidated Financial Statements).

     Depreciation and amortization increased approximately $1.2 million in the current period primarily due to additional plant in service.

     Regulatory Matters

     On July 21, 2000, the Company filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its purchased gas adjustment rate effective October 1, 2000. The rate increase is equivalent to a revenue requirement of approximately $47 million and is required as a result of unprecedented high gas prices that have occurred throughout the country (see Financial Activities and Resources). A decision by the NJBPU is expected by the end of the fiscal year.

     On April 30, 1999, the Company made a filing with the NJBPU which will enable all customers in New Jersey to choose an alternative supplier of natural gas. This filing was in accordance with the "Electric Discount and Energy Competition Act" legislation, which was signed into law in New Jersey on February 9, 1999. The legislation has several provisions that affect gas utilities. It provides all gas customers with the ability to choose an alternate natural gas supplier. At the same time, the utility will continue to offer basic gas supply service through December 2002 when the NJBPU will decide if the gas supply function should be removed from the utility and made competitive. In accordance with the legislation and with a NJBPU order dated March 2, 2000, the Company filed testimony on March 17, 2000 in a proceeding to determine whether customers should be afforded the option of contracting with an alternative provider of billing, meter reading and other customer account services that may be deemed competitive by December 31, 2000.

     In January 2000, the NJBPU approved a Phase I stipulation that enables all customers to choose an alternative supplier of natural gas while the utility continues to offer basic gas supply services. Included in the stipulation was the approval by the NJBPU for the retroactive recovery of carrying costs on deferred expenditures incurred for the investigation and remediation of New Jersey manufactured gas plant sites. In addition, as part of the settlement, the Company has agreed to make a filing to address additional issues raised in the April 1999 filing.

     Financing Activities and Resources

     The Company's net cash provided by operating activities was $51.1 million and $76.1 million for the nine-month periods ended June 30, 2000 and 1999, respectively. The decrease was primarily due to an increase in prices paid for purchased gas and the timing of amounts collected from customers through purchased gas adjustment clauses.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $72.1 million at 6.6 percent for the nine-month period ended June 30, 2000 and $70.9 million at 5.4 percent for the nine-month period ended June 30, 1999. At June 30, 2000, the Company had outstanding notes payable to banks amounting to $62.2 million and available unused lines of credit amounting to $93.8 million.

     During the past several months, natural gas prices throughout the United States have increased to unprecedented highs for this time of year. These price increases have resulted in the need for higher levels of short-term borrowings than anticipated. There is a lag from the time of payment for purchased gas by the Company to collection of such gas costs from customers through purchased gas adjustment clauses. Accordingly, the third quarter results for fiscal 2000 reflect the impact of this lag, which is expected to continue into the fourth quarter of fiscal 2000. As noted under Regulatory Matters, the Company has filed for an increase in its purchased gas adjustment rate and is seeking to receive a resolution on this filing by the NJBPU in the first quarter of fiscal 2001.

     Long-Term Debt and Funds for Construction Held by Trustee. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25 percent. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 2000, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $25.7 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock.   On November 12, 1999, the Company issued 113,200
     shares of NUI common stock that was used for the purchase of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements).

     Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $69.2 million of cash dividends at June 30, 2000.

     Capital Expenditures and Commitments

     Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $30.4 million for the nine-month period ended June 30, 2000 as compared to $25.8 million for the nine-month period ended June 30, 1999. Capital expenditures are expected to be approximately $49 million for all of fiscal 2000, as compared with a total of $48 million in fiscal 1999.

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

     Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $67 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey and Pennsylvania, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

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

     NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one day time horizon, as of June 30, 2000, NUI Energy Brokers' VaR was $428,000.

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


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     August 14, 2000                      President and Chief
                                          Executive Officer

                                          A. MARK ABRAMOVIC
     August 14, 2000                      Sr. Vice President, Chief
                                          Operating Officer & Chief
                                          Financial Officer