Form 10-K405
period 2000-09-30
NUI CORP
filed 2000-12-27
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
     (Mark One)
     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2000
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to________

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




     The aggregate market value of 12,258,999 shares of common stock held by non-affiliates of the registrant calculated using the $28.875 per share closing price on November 30, 2000 was $353,978,596.

     The number of shares outstanding for each of the registrant's classes of common stock, as of November 30, 2000:

           Common Stock, No Par Value: 12,979,793 shares outstanding.

     Documents incorporated by reference: NUI Corporation's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 19, 2000.

                                NUI Corporation

                       Annual Report on Form 10-K For The
                      Fiscal Year Ended September 30, 2000

                               TABLE OF CONTENTS



                                     PART I
                                                                 Page
          Item 1. Business                                          1
          Item 2. Properties                                       10
          Item 3. Legal Proceedings                                10
          Item 4. Submission of Matters to a Vote of Security
          Holders                                                  10

                                    PART II

          Item 5. Market for Registrant's Common Equity and
          Related Stockholder Matters                              11
          Item 6. Selected Financial Data                          12
          Item 7. Management's Discussion and Analysis of
          Financial Condition and Results of Operations            14
          Item 8. Financial Statements and Supplementary Data      21
          Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                      21

                                    PART III

          Item 10. Directors and Executive Officers of the
          Registrant                                               21
          Item 11. Executive Compensation                          21
          Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                           21
          Item 13. Certain Relationships and Related Transactions  21

                                    PART IV

          Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                      22



                                NUI Corporation

                       Annual Report on Form 10-K for the
                      Fiscal Year Ended September 30, 2000



                                     PART I
     Item 1. Business

     NUI Corporation (collectively referred to as the Company) was incorporated in New Jersey in 1969. The Company is a multi-state company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, and telecommunications. The Company's utility divisions serve more than 376,000 customers in six states along the eastern seaboard of the United States and comprise Elizabethtown Gas (NJ), City Gas Company of Florida, North Carolina Gas, Valley Cities Gas (PA), Elkton Gas (MD) and Waverly Gas (NY). The Company's non-regulated businesses include NUI Energy Brokers (Energy Brokers), an energy wholesaler; NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a customer and geographic information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a full-service telecommunications company (see Note 2 of the Notes to the Consolidated Financial Statements). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC).

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

     Distribution Services Segment

     Products and Services

     The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. Such distribution services are regulated as to price, safety and return by the regulatory commissions of the states in which in the Company operates (see Regulation). The Distribution Services segment serves approximately 376,000 customers, of which 67% are in New Jersey and 33% are in other states. Most of the Company's utility customers are residential and commercial customers who purchase gas primarily for space heating. Distribution Services' operating revenues for fiscal 2000 amounted to approximately $409.8 million, of which 76% was generated by utility operations in New Jersey and 24% was generated by utility operations in other states. Gas volumes sold or transported in fiscal 2000 amounted to 86.6 million Mcf, of which approximately 79% was sold or transported in New Jersey and 21% was sold or transported in other states. An Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas. A description of each of the Company's utility divisions follows.

     Elizabethtown Gas (Elizabethtown). The Company, through Elizabethtown, provides gas service to approximately 251,000 customers in franchised territories within seven counties in central and northwestern New Jersey. Elizabethtown's 1,300 square-mile service territory has a total population of approximately 950,000. Most of the state's customers are located in densely-populated central New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating.

     Elizabethtown's regulated gas volumes sold or transported and customers served for the past three fiscal years were as follows:




            Regulated Gas Volumes Sold or Transported (in thousands
                                    of Mcf)

                                           2000       1999      1998
          Firm Sales:
           Residential                   19,725     18,818    18,299
           Commercial                     6,857      6,802     7,587
           Industrial                       454        732     3,903
          Interruptible Sales            14,712     15,477    11,927
          Transportation Sales           27,076     24,586    23,367
                                         ------     ------    ------
          Total                          68,824     66,415    65,083
                                         ======     ======    ======
                Utility Customers Served (twelve-month average)

                                           2000       1999      1998
          Firm Sales:
           Residential _ Heating        176,255    172,406   168,475
           Residential - Non-heating     55,452     55,946    56,358
           Commercial                    16,159     15,821    15,907
           Industrial                       205        208       229
          Interruptible Sales                23         25        72
          Transportation Services         3,103      3,155     2,773
                                        -------    -------   -------
          Total                         251,197    247,561   243,814
                                        =======    =======   =======

     Gas volumes sold to Elizabethtown's firm customers are sensitive to the weather in New Jersey. In fiscal 2000, the weather in New Jersey was 11% warmer than normal and 5% colder than the prior year. Additionally, weather in fiscal 1999 was 16% warmer than normal and 1% warmer than fiscal 1998. While the effect of the warm weather has impacted sales to heating customers, Elizabethtown's tariff contains a weather normalization clause that is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $4.4 million and $5.4 million higher in fiscal 2000 and 1999, respectively, than they would have been without such clauses. For a further discussion on variations in revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Elizabethtown's commercial and industrial customers currently have the ability to utilize transportation service and purchase their gas from other suppliers. The rate charged to transportation customers remains regulated as to price and returns. Tariffs for transportation service have been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, Elizabethtown is financially indifferent as to whether it transports gas or sells gas and transportation together.

     On April 30, 1999, the Company made a filing with the NJBPU which will enable all customers in New Jersey to choose an alternative supplier of natural gas. This filing was a result of the "Electric Discount and Energy Competition Act" legislation. The legislation provides all gas customers with the ability to choose an alternate natural gas supplier. At the same time, the utility will continue to provide basic gas service through December 2002 when the NJBPU will decide if the gas supply function should be removed from the utility and made competitive. In accordance with the legislation and with a NJBPU order dated March 2, 2000, the Company filed testimony on March 17, 2000 in a proceeding to determine whether customers should be afforded the option of contracting with an alternative provider of billing, meter reading and other customer account services that may be deemed competitive by December 31, 2000.

     In January 2000, the NJBPU approved a Phase I stipulation that enables all customers to choose an alternative supplier of natural gas while the utility continues to offer basis gas supply services. Included in the stipulation was the approval by the NJBPU for the retroactive recovery of carrying costs on deferred expenditures incurred for the investigation and remediation of New Jersey manufactured gas plant sites. In addition, as part of the settlement, the Company has agreed to make a filing to address additional issues raised in the April 30, 1999 filing.

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

     City Gas Company of Florida. City Gas Company of Florida (City Gas) is the second largest natural gas utility in Florida, supplying gas to over 100,000 customers in Dade and Broward Counties in south Florida, and in Brevard, Indian River and St. Lucie Counties in central Florida. City Gas' service areas cover approximately 3,000 square miles and have a population of approximately 1.7 million.

     City Gas' regulated gas volumes sold or transported and customers served for the past three fiscal years were as follows:

             Regulated Gas Volumes Sold or Transported (in
                           thousands of Mcf)

                                        2000     1999     1998
          Firm Sales:
              Residential              1,854    1,738    1,880
              Commercial               3,077    3,353    3,572
              Industrial                 159      ---      ---
          Interruptible Sales             70      111      461
          Transportation Sales         4,701    4,174    3,388
                                      ------   ------   ------
          Total                        9,861    9,376    9,301
                                      ------   ------   ------

             Utility Customers Served (twelve-month average)

                                        2000     1999     1998
          Firm Sales:
              Residential             95,442   94,784   93,227
              Commercial               4,530    4,699    4,748
              Industrial                   8      ---      ---
          Interruptible Sales              4        4       10
          Transportation Services        617      315      125
                                     -------   ------   ------
          Total                      100,601   99,802   98,110
                                     -------   ------   ------



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

     City Gas was notified on October 17, 2000 that it had received approval from the FPSC to increase its annual base rates by $1.64 million. The increase represents a portion of the Company's request for a total increase of $7.2 million to recover the cost of service enhancements and reliability improvements since City Gas' last base rate increase in 1996. The Company is expecting a decision from the FPSC on the remaining $5.56 million by January 2001. If the full increase is granted, the new rate level would provide for an allowed return on equity of 11.7 percent and an overall rate of return of 7.88 percent.

     North Carolina Gas. The Company, through North Carolina Gas, provides gas service to approximately 13,700 customers in Rockingham and Stokes Counties in North Carolina, which territories comprise approximately 560 square miles. During fiscal 2000, the regulated operations of North Carolina Gas sold or transported approximately 3.6 million Mcf of gas as follows: 22% sold to residential customers, 13% sold to commercial customers, 18% sold to industrial customers and 47% transported to commercial and industrial customers.

     Elkton Gas Service (Elkton). The Company, through Elkton, provides gas service to approximately 4,300 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. During fiscal 2000, Elkton sold approximately 895,000 Mcf of gas as follows: 25% sold to residential customers, 19% sold to commercial customers and 56% sold to industrial customers.

     Valley Cities Gas Service (VCGS) and Waverly Gas Service (WGS). VCGS and WGS provide gas service to approximately 6,400 customers in franchised territories comprising 104 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas, respectively. During fiscal 2000, the regulated operations of VCGS and WGS sold or transported approximately 3.4 million Mcf of gas as follows: 16% sold to residential customers, 8% sold to commercial customers, 24% sold to industrial customers and 52% transported to commercial and industrial customers.

     On October 5, 2000, the Company agreed to sell the assets and customers of VCGS and WGS to C&T Enterprises, Inc. of Pennsylvania. The transaction is expected to close during the latter portion of fiscal 2001 after all regulatory approvals have been obtained (see
     Item 7- Management's Discussion and Analysis _ Sale of Valley Cities Gas and Waverly Gas for further discussion of this transaction).

     Holding Company

     As a result of recent federal and state regulatory changes intended to promote competition among natural gas and electricity suppliers, the Company believes a holding company structure will allow it to take full advantage of these changes. In addition, the holding company structure will allow for greater flexibility to pursue unregulated business and financing opportunities while insulating the regulated utility business from the risks and costs associated with unregulated activities.

     NUI filed for authorization to re-establish its holding company structure in Maryland, New Jersey, New York, North Carolina and Pennsylvania. Authorizations have been received in Maryland, New York and Pennsylvania and are pending in New Jersey and North Carolina. No formal approval is required in Florida.

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

     The Company's gas supply for its utility divisions during fiscal 2000 came from the following sources: approximately 14 percent from long term purchase contracts; approximately 66 percent from seasonal or monthly purchase contracts and 20 percent from daily purchases made in the spot market. The Company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 2000, the Company's largest single supplier accounted for approximately 12 percent of the Company's total gas purchases.

     The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to deliver, on a firm year-round basis, of up to 91.3 million Mcf of natural gas annually with a maximum of approximately 268,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

     The Company has long-term gas purchase contracts for the supply of natural gas for its system with five suppliers, including one interstate pipeline company and five gas marketers. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to 18.1 million Mcf of natural gas annually with a maximum of approximately 50,000 Mcf per day. In order to achieve greater supply flexibility, and to more closely match its gas supply portfolio to changes in the market it serves, the Company recently allowed a long-term gas supply contract to expire at the conclusion of its primary terms. As a result, the Company has reduced its fixed gas cost obligations. The Company has replaced the supply with shorter-term, seasonal and monthly firm supply, thus reducing the average term of its gas purchase obligations. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers. In fiscal 1995, the Company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the "Co-op"). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies. Participation in and reliance upon certain contractual arrangements among Co-op members has allowed the Company to reduce costs associated with winter services.

     In order to have available sufficient quantities of gas during the heating season, the Company stores gas during non-peak periods and purchases supplemental gas, including propane, LNG and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the Company with an aggregate of 14 million Mcf of natural gas storage capacity and provide the Company with the right to receive a maximum daily quantity of 176,536 Mcf. The contracts with cogeneration customers provide 26,200 Mcf of daily gas supply to meet peak loads by allowing the Company to take back capacity and supply that otherwise is dedicated to serve those customers.

     The Company has a LNG storage and vaporization facility in New Jersey for handling peak gas demand. It has a daily delivery capacity of 29,800 Mcf and storage capacity of 131,000 Mcf.

     The Company's maximum daily sendout in fiscal 2000 was approximately 415,700 Mcf in New Jersey and 100,300 Mcf in the other service territories combined. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for New Jersey of approximately 408,100 Mcf and approximately 124,300 Mcf for the other service territories combined.

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

     The Company distributes gas through approximately 6,500 miles of steel, cast iron and plastic mains. The Company has physical interconnections with five interstate pipelines in New Jersey and one interstate pipeline in Florida. In addition, the Company has physical interconnections in North Carolina and Pennsylvania with interstate pipelines, which also connect to New Jersey. Common interstate pipelines along the Company's operating system provide the Company with greater flexibility in managing pipeline capacity and supply, and thereby optimizing system utilization.

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

     The Company's current rates and tariffs for New Jersey reflect a rate case that was settled in October 1991, under which the Company obtained a weather normalization clause - see "Elizabethtown Gas". In December 1994, the NJBPU authorized new tariffs which are designed to provide for unbundling of natural gas transportation and sales services for Elizabethtown's commercial and industrial customers. The new tariffs became effective on January 1, 1995 and are designed to be neutral as to the operating margins of the Company. On April 30, 1999, the Company made a filing with the NJBPU which will enable all customers in New Jersey to choose an alternative supplier of natural gas. This filing was a result of the "Electric Discount and Energy Competition Act" legislation, which was signed into law in New Jersey on February 9, 1999 (see Item 7- "Management's Discussion and Analysis
     - Regulatory Matters").

     The current rates and tariffs for the Florida operations were authorized on October 29, 1996. The Company's City Gas division was notified on October 17, 2000, that it had received approval from the Florida Public Service Commission (FPSC) to increase its annual base rates on an interim basis by $1.64 million. The increase represents a portion of the Company's request for a total rate increase of $7.2 million to cover the cost of service enhancements and reliability improvements since City Gas' last base rate increase in 1996. The Company is expecting a decision from the FPSC on the remaining $5.56 million by January 2001. If the full increase is granted, the new rate level would provide for an allowed return on equity of 11.7 percent and an overall allowed rate of return of 7.88 percent. While the Company is optimistic that this increase will be granted, there can be no assurance that the expected returns will be fully realized.

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

     The effects of weather that is above or below normal is offset in New Jersey and North Carolina through weather normalization clauses contained in the tariffs in those jurisdictions. The weather normalization clauses are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal.

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

     NUI Energy, Inc. (NUI Energy) provides retail energy sales and related services to unbundled retail commercial and industrial customers. NUI Energy's operating margins were $2.4 million in fiscal 2000 as compared with $4.1 million in fiscal 1999 and $2.5 million in fiscal 1998.

     NUI Energy Brokers, Inc. (NUI Energy Brokers) was formed in 1996 to provide the wholesale energy trading, brokering, and risk management activities of the Company. In addition to providing these services to third parties, NUI Energy Brokers is also responsible for the supply acquisition activity for NUI's Distribution Services segment. NUI Energy Brokers trades physical natural gas in four geographic regions: the Northeast, Southeast, Gulf Coast, and Mid Continent. In addition, NUI Energy Brokers trades futures and options contracts on the New York Mercantile Exchange. The risk associated with trading activities is closely monitored on a daily basis and controlled in accordance with the Company's Risk Management Policy. As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. Therefore, the earnings from NUI Energy Brokers are likely to be more volatile than the Company's utility distribution business (see Item 7, _Management's Discussion and Analysis-Market Risk Exposure_). NUI Energy Brokers generated margins of $12.8 million in fiscal 2000, $8.3 million in fiscal 1999 and $2.8 million in fiscal 1998.

     NUI Energy Solutions, Inc. (NUI Energy Solutions) was formed by the Company in fiscal 1998 to provide energy management and consulting services to existing and new customers. NUI Energy Solutions' operating margins in fiscal 2000 was $1 million. Due to start-up costs associated with this business, NUI Energy Solutions recorded a loss in both fiscal 1999 and 1998.

     Another business line within Energy Sales and Services is off-system sales, or the use of utility-owned gas assets to make sales to customers outside of NUI's service areas. Such assets include pipeline capacity and gas storage facilities. These assets are managed separately from non-utility assets, and their use is monitored and regulated by state regulatory commissions. Pursuant to regulatory agreements in some states in which the Company operates, the Company is able to retain a portion of the margins from these sales in varying percentages depending on the state in which the assets are owned. Off-system sales margins totaled $1,580,000 in fiscal 2000, $771,000 in fiscal 1999 and $453,000 in fiscal 1998.

     Customer Services Segment

     Products and Services

     The Customer Services segment is comprised of the Company's Utility Business Service, Inc. subsidiary, NUI Telecom, Inc. subsidiary and its appliance business operations. Together this segment provides telecommunications services, including local, long distance, cellular, internet and data communications services; appliance repair, maintenance, installation and leasing; customer information system services including bill printing, mailing, collection and payment processing; network analysis; facilities database management; and operations mapping and field computing for other utilities.

     During fiscal 1999, the Company completed the separation of its appliance servicing and leasing business from its Distribution Services segment. This group performed more than 76,500 revenue-producing appliance service jobs in fiscal 2000 as compared to 74,000 jobs in fiscal 1999. The appliance group generated revenues of $14.6 million in fiscal 2000, $12.3 million in fiscal 1999 and $11.7 million in fiscal 1998.

     Utility Business Services, Inc. (UBS) provides customer information systems and geographic information system services to investor-owned and municipal utilities, as well as third-party providers in the gas, water and wastewater markets. WINS CIS, the premiere customer information system developed and maintained by UBS, is presently serving approximately 27 clients with state-of-the-art capabilities in support of more than 650,000 customers. In addition to generating over three million bills each year, UBS assists clients in allied areas such as automatic meter reading, payment processing, and account recovery. In fiscal 1999, UBS introduced a natural gas version of WINS CIS by converting three of the Company's Distribution Services utility divisions to the new system. UBS is expected to convert the remaining Distribution Services utility divisions in fiscal 2001. UBS is currently working on a web-enabled version of WINS CIS and plans to address the needs of the electric industry in the near term. Geographic information services are currently provided to 5 clients. UBS had margins of $3.9 in fiscal 2000 and $3.7 million in fiscals 1999 and 1998.

     On November 12, 1999, the Company closed on its acquisition of International Telephone Group, Inc (ITG). The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the Company. ITG subsequently changed its name to NUI Telecom, Inc. The purchase price totaled $3.8 million and included the issuance of 113,200 shares of NUI common stock, with the remainder paid in cash. NUI Telecom is a full service telephone company that provides its customers with a single service solution for all their telecommunication requirements including local, long distance, cellular, internet, and data communications services (see Note 2 of the Notes to the Consolidated Financial Statements). NUI Telecom generated revenues of $5.2 million in fiscal 2000.

     Other NUI Operations

     NUI Environmental. NUI Environmental Group, Inc. (NUI Environmental) was formed by the Company in fiscal 1996 to develop a solution to the rapidly decreasing accessibility of the New York/New Jersey harbor to international commercial shipping traffic. On December 23, 1998, NUI Environmental was selected from a group of sixteen firms that responded to a request for proposal by the State of New Jersey to participate in a Sediment Decontamination Demonstration Project designed to identify new technologies for the productive dredging of the harbor. On November 14, 2000, NUI Environmental received a $485,000 contract from the State of New Jersey to complete a Pilot Study to demonstrate the effectiveness of an innovative process for the treatment of dredged material from the harbor. The Sediment Decontamination Program involves two phases: the Pilot Study and a full-scale Demonstration Project. Funding for the Demonstration Project (which could range from $2.2 million to $5.9 million) will be determined after the successful completion of the Pilot Study.

     TIC Enterprises. On May 18, 1997, the Company closed on its acquisition of a 49% interest in TIC Enterprises, LLC (TIC), limited liability company, for a purchase price of $22 million. The acquisition was effective as of January 1, 1997 and is being accounted for under the equity method. TIC engages in the business of recruiting, training and managing sales professionals and serving as sales and marketing representatives for various businesses. Among these businesses are Nortel Networks, Nextel Communications, Qwest Communications, AT&T and the United States Postal Service. In early December 1999, TIC was awarded a national contract from the United States Postal Service (USPS) to market its expedited delivery services. TIC contributed $1.3 million of equity earnings in fiscal 2000, $1.2 million in fiscal 1999 and was flat in fiscal 1998.

     In August 2000, TIC positioned itself to capitalize upon the tremendous growth opportunities in the integration of voice and data communications equipment by entering into a distribution agreement with Nortel Networks (Nortel), a global internet and communications leader, under which TIC will exclusively distribute certain Nortel products and services throughout the United States. At that time, TIC terminated its previous arrangement to exclusively distribute another supplier's telecommunications equipment and will now only distribute Nortel business solutions.

     Under this agreement, TIC will serve a much larger market than it had with its previous supplier and will be able to offer a broader range of telephony and data products and services targeted to small and medium sized businesses businesses with up to 250 employees, a market size more than 12 times the size of TIC's current target market. These offerings significantly expand TIC's offerings to customers and TIC estimates that the new arrangement could create $200 million in revenue during its first full year, more than tripling its previous telecommunications equipment business of approximately $60 million per year.

     Persons Employed

     As of September 30, 2000, the Company employed a total of 1,078 persons, of which 270 employees in New Jersey were represented by the Utility Workers Union of America (Local 424) and 46 employees were represented by the Communications Workers of America (Local 1023); 82 employees in Florida (Locals 769 and 385) and 13 employees in Pennsylvania (Local 529) were represented by the Teamsters Union; and 37 employees in North Carolina were represented by the International Brotherhood of Electrical Workers (Local 2291). The current Utility Workers Union of America collective bargaining agreement with the New Jersey union was negotiated effective December 10, 1998 and expires on November 20, 2001. The North Carolina union collective bargaining agreement was negotiated on August 20, 1998, and expires on August 20, 2001. The collective bargaining agreement in Pennsylvania is currently being negotiated. The union is currently working without a contract. A final resolution is expected shortly. The collective bargaining agreement in Florida was negotiated on March 31, 1998 and expires on March 31, 2001. The Communications Workers of America contract became effective November 1, 2000 and expires on March 31, 2003.

     Persons employed by segment are as follows: Distribution Services segment- 684; Energy Sales and Services- 42; and Customer Services-197 persons. In addition, the Corporate office of NUI employed a total of 155 persons, which employees primarily work in shared services for the entire corporation.

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


     Item 2. Properties

     The Company owns approximately 6,500 miles of steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the Company owns peak shaving plants, including a LNG storage facility in Elizabeth, New Jersey.

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

     The Company leases office space in Bedminster, New Jersey that serves as its corporate headquarters, and leases certain other facilities in New Jersey and Florida that are operated as customer business offices or operating offices. The Company also leases approximately 200,000 square feet in an office building in Union, New Jersey.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 2000.

                                  PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder
     Matters

     NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported price range per share of NUI common stock for the two years ended September 30, 2000 were as follows:

                                Quarterly     Price Range
                                  Cash
                                Dividend    High      Low

              Fiscal 2000:
              First Quarter      $0.245    $28.188   $23.438
              Second Quarter      0.245     30.750    22.938
              Third Quarter       0.245     28.188    25.250
              Fourth Quarter      0.245     32.438    26.188

              Fiscal 1999:
              First Quarter      $0.245    $27.000   $21.563
              Second Quarter      0.245     27.063    20.375
              Third Quarter       0.245     25.625    20.813
              Fourth Quarter      0.245     28.063    24.625

     There were 5,686 shareholders of record of NUI common stock at November 30, 2000.

     It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay $66.2 million of cash dividends at September 30, 2000.



     Item 6. Selected Financial Data

                       Selected Consolidated Financial Data
                     (in thousands, except per share amounts)
                                       Fiscal Years Ended September 30,
                                2000      1999      1998       1997       1996
   Operating Revenues        $934,643   $826,194  $826,263   $606,285  $467,677
   Net Income                $ 26,747   $ 24,560  $ 12,314   $ 19,649  $ 14,896
   Net Income Per Share         $2.07      $1.93     $0.98      $1.75     $1.52
   Dividends Paid Per Share     $0.98      $0.98     $0.98      $0.94     $0.90

   Total Assets              $920,857   $844,226  $776,847   $803,666  $677,662
   Capital Lease             $  4,396   $  2,599  $  8,566   $  9,679  $ 10,503
   Long-Term Debt            $268,947   $268,911  $229,098   $229,069  $230,100
   Common Shareholders'
    Equity                   $256,969   $237,318  $222,292   $218,921  $179,107
   Common Shares
    Outstanding                12,929     12,750    12,680     12,429    11,086

     Notes to the Selected Consolidated Financial Data:

     Net income for fiscal 2000 includes a gain on the sale of assets which increased net income by $1.7 million (after tax), or $0.13 per share.

     Net income for fiscal 1999 includes a pension settlement gain and other non-recurring items. The effect of these items increased net income by $2.3 million (after tax), or $0.18 per share.

     Net income for fiscal 1998 includes restructuring and other non-recurring charges amounting to $5.9 million (after tax), or $0.47 per share.


                    Summary Consolidated Operating Data
                                    Fiscal Years Ended September 30,
                                  2000    1999      1998       1997      1996
     Operating Revenues
     (Dollars in thousands)
     Firm Sales:
        Residential            $208,461  $197,800  $197,955   $201,435  $194,094
        Commercial               85,776    82,285    90,739    104,873   105,861
        Industrial                8,950     8,694    19,684     23,263    25,321
     Interruptible Sales         63,369    49,110    45,583     55,831    50,521
     Unregulated Sales          502,430   432,414   421,381    177,565    55,479
     Transportation Services     41,594    37,634    33,338     28,617    23,085
     Customer Service,
     Appliance
     Leasing and Other           24,063    18,257    17,583     14,701    13,316
                                 ------    ------    ------     ------    ------
                               $934,643  $826,194  $826,263   $606,285  $467,677
                                =======   =======   =======    =======   =======
     Gas Sold or Transported
     (MMcf)
     Firm Sales:
         Residential             23,167    22,064    21,771     22,956    24,810
         Commercial              10,839    11,058    12,076     14,254    16,575
         Industrial               1,430     1,584     4,463      4,819     5,407
     Interruptible Sales         15,929    16,420    13,183     15,074    16,003
     Unregulated Sales          145,642   168,748   163,418     62,819    17,804
     Transportation Services     35,235    32,601    30,831     28,294    25,051
                                 ------    ------    ------     ------    ------
                                232,242   252,475   245,742    148,216   105,650
                                =======   =======   =======    =======   =======
     Average Utility
     Customers Served
     Firm Sales:
         Residential            348,626   344,448   338,958    335,632   332,440
         Commercial              23,474    23,320    23,407     24,312    24,484
         Industrial                 253       254       275        306       338
     Interruptible Sales             45        56       111        121       120
     Transportation Services      3,787     3,535     2,948      1,460       668
                                 ------    ------    ------     ------    ------
                                376,185   371,613   365,699    361,831   358,050
                                =======   =======   =======    =======   =======

     Degree Days in New Jersey    4,579     4,381     4,356      4,772     5,343

     Employees (year end)         1,078     1,049     1,081      1,126     1,086

     Ratio of Earnings to Fixed
     Charges                       2.70      2.64      1.85       2.11      2.00

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis refers to NUI Corporation and all its operating divisions and subsidiaries (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New
     York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; and NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary (see Note 2 of the Notes to the Consolidated Financial Statements). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC).

     Results of Operations

     Fiscal Years Ended September 30, 2000 and 1999

     Net Income. Net income for fiscal 2000 was $26.7 million, or $2.07 per share, as compared with net income of $24.6 million, or $1.93 per share, in fiscal 1999. Net income in both fiscal 2000 and 1999 include non-recurring credits to income. Net income in fiscal 2000 includes after-tax non-recurring credits of $1.7 million, or $0.13 per share, related to the gain on the sale of assets. Net income in fiscal 1999 includes non-recurring items totaling $2.3 million, or $0.18 per share, after tax, incurred mainly as a result of the Company's 1998 reorganization (see Note 4 of the Notes to the Consolidated Financial Statements). Absent these non-recurring gains, net income would have been $25.1 million, or $1.94 per share, in fiscal 2000 and $22.2 million, or $1.75 per share, in fiscal 1999. The increase in earnings in fiscal 2000 was mainly attributed to improved results in the Company's non-regulated businesses.

     Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses utilized by the Company's utility operations. Such clauses enable the Company to pass through to its utility customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of regulated operating revenues is not necessarily indicative of financial performance.



     The Company's operating revenues increased $108.4 million, or 13 percent, during fiscal 2000 as compared with fiscal 1999. Distribution Services revenues increased approximately $30.2 million, mainly as a result of slightly colder weather than the prior year (4.5 percent colder) and customer growth. Energy Sales and Services revenue increased by approximately $70.1 million, mainly due to increased volatility in gas prices thereby creating more opportunity for wholesale trading by NUI Energy Brokers, as well as a significant increase in gas prices. Customer Services revenue increased $8.1 million, primarily due to the inclusion of NUI Telecom effective November 12, 1999 (see Note 2 of the Notes to the Consolidated Financial Statements), which contributed $5.2 million in revenues, increases in the Company's appliance leasing business and increases in revenues from UBS.

     The Company's operating margins increased by $13.1 million, or 7 percent, in fiscal 2000 as compared with fiscal 1999. The increase was primarily attributable to an increase of approximately $7 million, or 4 percent, in the Company's Distribution Services segment as a result of weather that was 4.5 percent colder than fiscal 1999, but still 11 percent warmer-than-normal, and customer growth. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer-than-normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $4.4 million and $5.4 million higher in fiscal 2000 and 1999, respectively, than they would have been without such clauses. These weather normalization clauses mitigate much of the risk to which the Company is exposed. To further reduce this risk, NUI Energy Brokers entered into a weather derivative during fiscal 2000, which resulted in approximately $1.5 million of margin. Operating margins increased in the Customer Services segment by approximately $1.6 million, or 31 percent, due to the inclusion of NUI Telecom, and increases in revenues for the appliance service business and UBS. Operating margins from the Company's Energy Sales and Services segment increased by approximately $4.4 million, or 33 percent, primarily due to an increase of almost 60 percent in operating margins from NUI Energy Brokers due to increased volatility in gas prices and the weather derivative, as noted previously. Partly offsetting this increase was a decrease in margins from NUI Energy, which had margins of $2.4 million in fiscal 2000 as compared with $4.1 million in fiscal 1999. Due to the surge in gas prices during fiscal 2000, NUI Energy's customers opted to enter into month-to-month contracts rather than long-term contracts, thereby decreasing the mark-to-market value of these contracts compared to last year. As a result, even though volumes and customers both increased during the current year, margins declined as compared to 1999.

     Other Operating Expenses. Operations and maintenance expenses increased by approximately $5.9 million, or 7 percent, in fiscal 2000 as compared with fiscal 1999. The increase was primarily the result of the inclusion of NUI Telecom beginning November 12, 1999 (see Note 2 of the Notes to the Consolidated Financial Statements), continued investment in the Company's non-regulated activities and higher benefits expenses due to the rising cost of medical claims.

     The Company recognized approximately $4.0 million of pre-tax, non-recurring income in fiscal 1999. These items were mainly the result of the Company's 1998 reorganization. (See Note 4 of the Notes to the Consolidated Financial Statements for a further description of these items.)

     Depreciation and amortization increased approximately $2.6 million in fiscal 2000 as compared to the prior year, primarily due to additional plant in service and an increase in depreciation rates for the Company's Florida utility division.

     Interest Expense.   Interest expense decreased by approximately $0.2
     million in fiscal 2000 as compared to fiscal 1999. Interest expense increased over the prior fiscal year due to higher average short term borrowings and higher interest rates (see "Financing Activities and Resources"). Offsetting this increase was the retroactive deferral of carrying costs associated with the Company's regulatory asset relating to investigation and remediation of manufactured gas plant sites in New Jersey. The Company received approval during fiscal 2000 to treat as a regulatory asset such carrying costs, which offset interest expense (see "Regulatory Matters").

     Other Income and (Expense), Net. Other income and expense, net, increased by approximately $2.7 million in fiscal 2000 as compared to fiscal 1999. The increase was primarily the result of a gain on the sale of assets of $2.8 million, but also reflects improved results from TIC of approximately $0.1 million during the year.

     Fiscal Years Ended September 30, 1999 and 1998

     The results for the 1999 and 1998 fiscal years reflect changes in the New Jersey tax law, which resulted in variations in certain line items on the consolidated statements of income. Effective January 1, 1998, New Jersey Gross Receipts and Franchise Taxes (GRAFT) were replaced by a combination of a New Jersey Sales and Use Tax (Sales Tax), a New Jersey Corporate Business Tax (CBT) and a temporary Transitional Energy Facilities Assessment (TEFA). In prior periods, GRAFT was recorded as a single line item as a reduction of operating margins. Effective January 1, 1998, TEFA is recorded in the energy taxes line item and Sales Tax is recorded as a reduction of operating revenues. The legislation was designed to be net income neutral over a 12-month period, however, variations of certain line items on the consolidated statement of income exist. For fiscal 1999 as compared to fiscal 1998, the three new taxes had the effect of reducing operating revenues by approximately $3.4 million, reducing energy taxes by approximately $4.1 million and increasing income tax expense by approximately $1.2 million.

     Net Income. Net income for fiscal 1999 was $24.6 million, or $1.93 per share, as compared with net income of $12.3 million, or $0.98 per share in fiscal 1998. Net income in both fiscal periods includes non-recurring items incurred mainly as a result of the Company's 1998 reorganization (see Note 4 of the Notes to the Consolidated Financial Statements). The after-tax non-recurring items in fiscal 1999 resulted in a net gain of approximately $2.3 million, or $0.18 per share, as compared to after-tax charges of approximately $5.9 million, or $0.47 per share, incurred during fiscal 1998. Absent these non-recurring items, net income would have been $22.2 million, or $1.75 per share in fiscal 1999 as compared to $18.2 million, or $1.45 per share in fiscal 1998. The increase in recurring earnings was mainly attributed to higher operating margins, other income and lower other taxes, partially offset by higher operations and maintenance expenses, depreciation and interest expense.

     Operating Revenues and Operating Margins. The Company's operating revenues remained relatively flat between fiscal 1999 and fiscal 1998, despite fluctuations within the Company's operating segments. Energy Sales and Services revenue increased by approximately $10.7 million, mainly due to increased operations by NUI Energy Brokers, while Customer Services revenue increased $0.2 million primarily due to increases in the Company's appliance leasing business. These increases were partially offset by a decrease of approximately $11.0 million in the Company's Distribution Services revenue primarily resulting from changes in the New Jersey tax law as well as a refund to New Jersey customers of approximately $4.4 million in September 1999 (see Regulatory Matters). Weather in New Jersey was approximately 16 percent warmer-than-normal in fiscal 1999 and relatively flat compared to the 1998 period.

     The Company's operating margins increased by $12.7 million, or 7 percent, in fiscal 1999 as compared with fiscal 1998. The increase was primarily attributable to an increase of approximately $4.9 million in the Company's Distribution Services segment as a result of customer growth, the effects of changes in the New Jersey tax law and the recovery of previously deferred post-retirement benefit expenses through rates (see Regulatory Matters). As a result of weather normalization clauses, operating margins were approximately $5.4 million and $5.6 million higher in fiscals 1999 and 1998, respectively, than they would have been without such clauses. Operating margins for the Customer Services segment were relatively flat in fiscal 1999, as compared to fiscal 1998. Margins in fiscal 1998 included certain one-time conversion revenues for UBS that did not occur in fiscal 1999. Operating margins from the Company's Energy Sales and Services segment increased by approximately $7.9 million primarily due to increases in the Company's wholesale trading and retail energy operations.

     Other Operating Expenses. Operations and maintenance expenses increased by approximately $3.9 million, or 5 percent, in fiscal 1999 as compared with fiscal 1998. The increase was primarily the result of previously deferred post-retirement benefit expenses which are being expensed and recovered through rates, higher levels of accrued incentives associated with the improved performance of the Company's unregulated wholesale trading and retail energy businesses and a lower pension credit in the current year. These increases were partially offset by labor and benefit savings from the Company's reorganization efforts over the prior year.

     The Company recognized approximately $4.0 million of pre-tax, non-recurring income in fiscal 1999, as compared to non-recurring expenses of approximately $9.7 million recognized in fiscal 1998. These items are mainly the result of the Company's 1998 reorganization. (See Note 4 of the Notes to the Consolidated Financial Statements for a further description of these items.)

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

     Other Income and (Expense), Net. Other income and expense, net, increased by approximately $0.7 million in fiscal 1999 as compared to fiscal 1998. The increase reflects improved results from TIC of approximately $1.3 million as a result of higher revenues from TIC's various sales programs as well as contributions from additional product lines. This increase was partially offset by a gain of approximately $0.7 million recognized in the prior year period due to the sale of marketable securities.

     Regulatory Matters

     On October 10, 2000, the New Jersey Board of Public Utilities (NJBPU) approved an increase in the New Jersey Purchased Gas Adjustment clause
     (PGA) by 17.3 percent. The rate increase was effective immediately and results in a revenue increase of approximately $47 million annually. In addition, the Company can increase the PGA by an additional 2 percent each month between December 2000 and April 2001 if actual gas costs warrant such increases. Each of these monthly rate increases would add revenues of up to $6 million on an annual basis. The increased PGA was granted to cover the higher costs the Company has been paying for its natural gas purchases which have risen from about $2.50 per dekatherm in July 1999 to more than $7.00 per dekatherm in December 2000 (see "Financing Activities and Resources").

     The Company's City Gas division was notified on October 17, 2000, that it had received approval from the Florida Public Service Commission
     (FPSC) to increase its annual base rates on an interim basis by $1.64 million. The increase represents a portion of the Company's request for a total rate increase of $7.2 million to cover the cost of service enhancements and reliability improvements since City Gas' last base rate increase in 1996. The Company is expecting a decision from the FPSC on the remaining $5.56 million by January 2001. If the full increase is granted, the new rate level would provide for an allowed return on equity of 11.7 percent and an overall allowed rate of return of 7.88 percent. While the Company is optimistic that this increase will be granted, there can be no assurance that the expected returns will be fully realized.

     On April 30, 1999, the Company made a filing with the NJBPU which will enable all customers in New Jersey to choose an alternative supplier of natural gas. This filing was a result of the "Electric Discount and Energy Competition Act" legislation. The legislation provides all gas customers with the ability to choose an alternate natural gas supplier. At the same time, the utility will continue to provide basic gas service through December 2002 when the NJBPU will decide if the gas supply function should be removed from the utility and made competitive. In accordance with the legislation and with a NJBPU order dated March 2, 2000, the Company filed testimony on March 17, 2000 in a proceeding to determine whether customers should be afforded the option of contracting with an alternative provider of billing, meter reading and other customer account services that may be deemed competitive by December 31, 2000.

     In January 2000, the NJBPU approved a Phase I stipulation that enables all customers to choose an alternative supplier of natural gas while the utility continues to offer basis gas supply services. Included in the stipulation was the approval by the NJBPU for the retroactive recovery of carrying costs on deferred expenditures incurred for the investigation and remediation of New Jersey manufactured gas plant sites. In addition, as part of the settlement, the Company has agreed to make a filing to address additional issues raised in the April 30, 1999 filing.

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

     On September 23, 1998, the NJBPU issued an order approving the Company's petition to increase base rates in New Jersey by approximately $2.4 million to recover post-retirement benefits computed under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions" (SFAS 106). The rate increase was effective October 1, 1998 and allows for previously deferred costs, as well as future SFAS 106 costs, to be recovered over a rolling 15-year period.

     Financing Activities and Resources

     The Company's net cash provided by operating activities was $46.2 million in fiscal 2000, $59.0 million in fiscal 1999, and $20.9 million in fiscal 1998. The decrease in fiscal 2000 as compared with fiscal 1999 was primarily due to significantly higher gas prices paid during the current year. The increase in fiscal 1999 as compared with fiscal 1998 was primarily due to additional collections of gas costs through the Company's PGA clauses and the timing of payment to gas suppliers.

     Because the Company's primary business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $75.3 million at 6.7 percent in fiscal 2000, $68.2 million at 5.3 percent in fiscal 1999, and $66.8 million at 5.7 percent in fiscal 1998.

     At September 30, 2000, the Company had outstanding notes payable to banks amounting to $96.7 million and available unused lines of credit amounting to $49.3 million.

     During the past several months, natural gas prices throughout the United States have increased to unprecedented highs. These price increases have resulted in the need for higher than anticipated levels of short-term borrowings. There is a lag from the time of payment for purchased gas by the Company to collection of such gas costs from customers through PGA clauses. Accordingly, the results for fiscal 2000 reflect the impact of this lag (see "Interest Expense"). As noted under Regulatory Matters, the Company has received a 17.3 percent increase in its PGA rate effective in October 2000 and may receive up to an additional 2 percent in each of the months December 2000 through April 2001. Since the Company received its PGA rate increase, gas prices have risen further. The Company is continuing to work with its regulators in order to mitigate the impact that these increases may have on its operations.

     Long-Term Debt and Funds for Construction Held by Trustee. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25 percent. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 2000, and September 30, 1999, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $21.3 million and $32.0 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to approximately $0.7 million in both fiscals 2000 and 1999, and $4.0 million in fiscal 1998, that were used primarily to reduce outstanding short-term debt. The decrease in proceeds received in fiscal 1999 as compared to fiscal 1998 reflects that the plans commenced purchasing shares directly in the open market rather than from the Company.

     The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $66.2 million of cash dividends at September 30, 2000.

     Capital Expenditures and Commitments

     Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $52.7 million in fiscal 2000, $47.9 million in fiscal 1999 and $60.9 million in fiscal 1998. The increased spending in fiscal 1998 was primarily due to special projects to expand operations of two large industrial customers in New Jersey.

     Capital expenditures are expected to be approximately $86 million in fiscal 2001. Included in this amount is approximately $33 million to be spent by Virginia Gas Company (VGC) (a merger agreement to acquire VGC is pending- see below) in connection with their efforts to expand their pipeline and storage facilities. The Company is expected to close on the acquisition of VGC in early 2001. As more fully described in Note 1- Notes Receivable- of the Notes to the Consolidated Financial Statements, as part of the merger agreement to acquire VGC, the Company may advance VGC up to $20 million prior to the completion of the merger to be used for the above construction. As of September 30, 2000, $7 million is outstanding under this agreement. The remaining capital expenditure budget of $53 million for fiscal 2001 will be used primarily for the continued expansion and upkeep of the Company's natural gas distribution system, as well as certain technology projects.

     Environmental. The Company owns or previously owned six former manufactured gas plant (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which is the probable minimum amount that the Company expects it will expend in the next 20 years to remediate the Company's MGP sites. Of this reserve, approximately $30 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.5 million in environmental costs incurred between July 1, 1998, and June 30, 2000, is currently pending NJBPU approval. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

     Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $68.6 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its PGA clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.7 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

     Long-term Debt. The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.

     Acquisition of Virginia Gas. In June 2000, the Company entered into a definitive merger agreement with Virginia Gas Company (VGC) providing for a merger of VGC into a subsidiary of NUI. Upon obtaining all necessary regulatory approvals, NUI will exchange $4.00 worth of NUI common stock for each share of VGC common stock, which values the acquisition of VGC at approximately $22 million.

     VGC is a natural gas storage, pipeline, and propane and natural gas distribution company which operates in a region of the nation that has a rapidly growing demand for natural gas and power generation due to significant development. It owns one natural gas facility with fast-injection, fast withdrawal capabilities and has 50 percent ownership of a second storage facility. VGC is also working to complete a 120-mile natural gas pipeline that, with strategic links to interstate suppliers, will play an important role in supplying natural gas and power generation for the growing Mid-Atlantic region.

     The merger will be accounted for as a purchase, and is expected to close early in 2001. VGC had unaudited revenues of $8.8 million and operating income of $1.1 million for the nine months ended September 30, 2000.

     Sale of Valley Cities Gas and Waverly Gas. On October 5, 2000, the Company agreed to sell the assets and customers of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T will pay an additional $3 million to the Company should certain revenue targets be achieved. The transaction is expected to close during the latter portion of fiscal 2001 after all regulatory approvals have been obtained. For the year ended September 30, 2000, VCW generated $8.0 million of operating revenues, $3.8 million of operating margin and $0.6 million of operating income.

     Market Risk Exposure

     The Company's wholesale trading subsidiary, NUI Energy Brokers, uses derivatives for multiple purposes: (i) to hedge price commitments and minimize the risk of fluctuating gas prices, (ii) to take advantage of market information and opportunities in the marketplace, and (iii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins. These derivative instruments include forwards, futures, options and swaps.

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

     NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one day time horizon, as of September 30, 2000, NUI Energy Brokers' VaR was $39,000.

     Effects of Inflation

     The Company's tariffs associated with its utility operating divisions provide PGA clauses through which rates charged to customers are adjusted for changes in the cost of gas on a reasonably current basis. Increases in other utility costs and expenses not otherwise offset by increases in revenues or reductions in other expenses could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses, and the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses.

     Forward-Looking Statements

     This document contains forward-looking statements. These statements are based on management's current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions; competition from other providers of similar products; and other uncertainties, all of which are difficult to predict and some of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise.

     Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements of the Company as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 2000, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                                    PART III

     Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 19, 2000.

     Item 11. Executive Compensation

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 19, 2000.

     Item 12. Security Ownership of Certain Beneficial Owners and
     Management

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 19, 2000.

     Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on
     December 19, 2000.

                                  PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form
     8-K

     (a) (1) Consolidated financial statements of the Company as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 2000, are included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

          (2) The applicable financial statement schedule for the fiscal years 2000, 1999 and 1998 is included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

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

         2(ii)      Agreement and Plan of Merger,     Incorporated by
                    dated as of July 27, 1993, by     reference to Exhibit
                    and between NUI Corporation and   2(ii) to Registration
                    Pennsylvania & Southern Gas       Statement No. 33-50561
                    Company

         2(iii)     Agreement and Plan of Merger,     Incorporated by
                    dated as of June 13, 2000 by and  reference to Annex A of
                    among NUI Corporation, VGC        Registration Statement
                    Acquisition Co. and Virginia Gas  333-46036 dated
                    Co.                               September 18, 2000

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

         3(ii)      By-Laws, amended and restated as  Incorporated by
                    of  September 23, 1997            reference to Exhibit
                                                      3(ii) of NUI's Form 10-K
                                                      Report for Fiscal 1997

         4(i)       Rights Agreement between NUI      Incorporated by
                    Corporation and Mellon            reference to NUI's Form
                    Securities Trust Company dated    8-K dated December 1,
                    November 28, 1995                 1995

         10(i)      Service Agreement by and between  Incorporated by
                    Transcontinental Gas Pipe Line    reference to Exhibit
                    Corporation and Elizabethtown     10(i) to Registration
                    Gas Company ("EGC"), dated        Statement No. 33-
                    February 1, 1992  (#3686)         50561

         10(ii)     Service Agreement under Rate      Incorporated by
                    Schedule GSS by and between       reference to Exhibit
                    Transcontinental Gas Pipe Line    10(ii) of NUI's Form 10-
                    Corporation and EGC, dated July   K Report for Fiscal 1997
                    1, 1996

         10(iii)    Service Agreement under Rate      Incorporated by
                    Schedule LG-A by and between      reference to Exhibit
                    Transcontinental Gas Pipe Line    10(iii) of NUI's Form
                    Corporation and EGC, dated        10-K Report for Fiscal
                    January 12, 1971, as amended      1999
                    5/15/96

         10(iv)     Service Agreement by and between  Incorporated by
                    Transcontinental Gas Pipe Line    reference to Exhibit
                    Corporation and EGC, dated        10(iv) of NUI's Form 10-
                    November 1, 1995 (Contract        K Report for Fiscal 1996
                    #1.1997)

         10(v)      Service Agreement by and between  Incorporated by
                    Transcontinental Gas Pipe Line    reference to Exhibit
                    Corporation and EGC, dated        10(v) of NUI's Form 10-K
                    November 1, 1995 (Contract        Report for Fiscal 1996
                    #1.1995)

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
                    #800361)

         10(ix)     Service Agreement under Rate      Incorporated by
                    Schedule FTS-7 by and between     reference to Exhibit
                    Texas Eastern Transmission        10(ix) to NUI's Form 10-
                    Corporation and EGC, dated        K Report for Fiscal 1994
                    October 25, 1994 (Contract
                    #331720)

         10(x)      Service Agreement for Rate        Incorporated by
                    Schedule FTS-5 by and between     reference to Exhibit
                    Texas Eastern Transmission        10(x) of NUI's Form 10-K
                    Corporation and EGC, dated March Report for Fiscal 1997 18, 1996 (Contract #331501)

         10(xi)     Service Agreement under Rate      Incorporated by
                    Schedule FTS-8 by and between     reference to Exhibit
                    Texas Eastern Transmission        10(xi) to NUI's Form 10-
                    Corporation and EGC, dated June   K Report for Fiscal 1994
                    28, 1994 (Contract #331013)

         10(xii)    Firm Transportation Service       Incorporated by
                    Agreement under FTS-2 Rate        reference to Exhibit
                    Schedule by and between City Gas  10(xii) of NUI's Form
                    and Florida Gas Transmission,     10-K Report for Fiscal
                    dated August 12, 1993             1997

         10(xiii)   Service Agreement for Rate        Incorporated by
                    Schedule FTS-2 by and between     reference to Exhibit
                    Texas Eastern Transmission        10(xiii) to Registration
                    Corporation and EGC, dated June   Statement No. 33-50561
                    1, 1993 (Contract #330788)

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

         10(xix)    Service Agreement by and between  Incorporated by
                    Transcontinental Gas Pipe Line    reference to Exhibit
                    Company and EGC, dated November   10(xix) of NUI's Form
                    1, 1995 (Contract #3832)          10-K Report for Fiscal
                                                      1996

      10(xx)        Firm Transportation Service       Filed herewith
                    Agreement under FTS-1 Rate
                    Schedule by and between City
                    Gas and Florida Gas
                    Transmission dated October 1,
                    1993 (Contract # 5034) as
                    amended July 26, 2000

          10(xxi)       Amended and Restated Lease     File herewith
                        Agreement between NUI
                        Corporation and Liberty Hall
                        Joint Venture, dated   April
                        28, 2000

          10(xxii)      1988 Stock Plan                Incorporated by
                                                       reference to Exhibit
                                                       10(viii) to Registration
                                                       Statement No. 33-21525

          10(xxiii)     First Amendment to 1988 Stock  Incorporated by
                        Plan                           reference to Exhibit
                                                       10(xxxiii) to
                                                       Registration Statement
                                                       No. 33-46162

          10(xxiv)      Form of Termination of         Incorporated by
                        Employment and Change in       reference to Exhibit
                        Control Agreements             10(xxiii) of NUI's Form
                                                       10-K Report for Fiscal
                                                       1995

          10(xxv)       Firm Transportation Service    Incorporated by
                        Agreement under FTS-2 Rate     reference to Exhibit
                        Schedule by and between City   10(xxiv) of NUI's Form
                        Gas and Florida Gas            10-K Report for Fiscal
                        Transmission, dated December   1994
                        12, 1991 and Amendment dated
                        November 12, 1993 (Contract
                        #3608)

          10(xxvi)      Service Agreement under Rate   Incorporated by
                        Schedule LG-A by and between   reference to Exhibit
                        Transcontinental Gas Pipeline 10(xxv) of NUI's Form and North Carolina Gas Service 10-K Report for Fiscal
                        Division of Pennsylvania &     1994
                        Southern Gas Company, dated
                        August 5, 1971

          10(xxvii)     Service Agreement under Rate   Incorporated by
                        Schedule GSS by and between    reference to Exhibit
                        Transcontinental Gas Pipeline  10(xxvi) of NUI's Form
                        and North Carolina Gas         10-K Report for Fiscal
                        Service, dated July 1, 1996    1997

          10(xxviii)    1996 Employee Stock Purchase   Incorporated by
                        Plan, as amended               reference to Exhibit 4
                                                       of Registration
                                                       Statement No. 333-49349

          10(xxix)      Service Agreement under Rate   Incorporated by
                        Schedule FT by and between     reference to Exhibit
                        Transcontinental Gas Pipeline 10(xxviii) of NUI's Form and North Carolina Gas Service 10-K Report for Fiscal
                        Division of Pennsylvania &     1994
                        Southern Gas Company, dated
                        February 1, 1992 (Contract #
                        0.3922)

          10(xxx)       1996 Directors Stock Purchase  Incorporated by
                        Plan                           reference to Exhibit
                                                       10(xxix) of NUI's Form
                                                       10-K Report for Fiscal
                                                       1996

          10(xxxi)      Gas Storage Contract under     Incorporated by
                        Rate Schedule FS by and        reference to Exhibit
                        between Tennessee Gas Pipeline 10(xxx) of NUI's Form
                        Company and Pennsylvania &     10-K Report for Fiscal
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

          10(xxxv)      Gas Transportation Agreement   Incorporated by
                        under Rate Schedule FT-A by    reference to Exhibit
                        and between Tennessee Gas      10(xxxiv) of NUI's Form
                        Pipeline Co. and Pennsylvania 10-K Report for Fiscal & Southern Gas Company, dated 1994
                        September 1, 1993 (Contract
                        #2157)

          10(xxxvi)     Service Agreement for Rate     Filed herewith
                        Schedule CDS by and between
                        Texas Eastern Transmission
                        Corporation and EGC, dated
                        December 1, 1993 (Contract
                        #800217)

          10(xxxvii)    Service Agreement for Rate     Incorporated by
                        Schedule FT by and             reference to Exhibit
                        between Transcontinental Gas   10(xxxvi) of NUI's Form
                        Pipe Line Corporation and EGC  10-K Report for Fiscal
                        (Contract #1.0431) dated       1995
                        April 1, 1995

          10(xxxviii)   Service Agreement for Rate     Incorporated by
                        Schedule FT by and             reference to Exhibit
                        between Transcontinental Gas   10(xxxvii) of NUI's Form
                        Pipe Line Corporation and EGC  10-K Report for Fiscal
                        (Contract #1.0445) dated       1995
                        April 1, 1995

          10(xxxix)     Service Agreement for Rate     Incorporated by
                        Schedule SS-1 by and between   reference to Exhibit
                        Texas Eastern Transmission     10(xxxviii) of NUI's
                        Corporation and EGC (Contract  Form 10-K Report for
                        (#400196) dated September 23,  Fiscal 1995
                        1994

          10(xl)        Gas Storage Agreement under    Incorporated by
                        Rate Schedule FS by and        reference to Exhibit
                        between Tennessee Gas Pipeline 10(xxxix) of NUI's Form
                        Company and EGC (Contract      10-K Report for Fiscal
                        #8703) dated November 1, 1994  1995

          10(xli)       Consulting Agreement, dated as Incorporated by
                        of March 24, 1995, between NUI reference to Exhibit
                        Corporation and John Kean      10(xl) of NUI's Form 10-
                                                       K Report for Fiscal 1995

          10(xlii)      Form of Deferred Compensation  Incorporated by
                        Agreement                      reference to Exhibit
                                                       10(xli) of NUI's Form
                                                       10-K Report for Fiscal
                                                       1999

          10(xliii)     1996 Stock Option and Stock    Incorporated by
                        Award Plan, as amended         reference to Exhibit 4
                                                       of Registration
                                                       Statement No. 333-49337

          10(xliv)      Service Agreement under Rate   Incorporated by
                        Schedule FT by and between     reference to Exhibit
                        Elkton Gas and Eastern Shore   10(xliii) of NUI's Form
                        Natural Gas Company, dated as 10-K Report for Fiscal of November 1, 1997 (Contract 1997
                        #010003)

          10(xlv)       Service Agreement under Rate   Incorporated by
                        Schedule FT by and between     reference to Exhibit
                        Elkton Gas and Eastern Shore   10(xliv) of NUI's Form
                        Natural Gas Company, dated as 10-K Report for Fiscal of November 1, 1997 (Contract 1997
                        #010011)

          10(xlvi)      Service Agreement under Rate   Incorporated by
                        Schedule FT by and between     reference to Exhibit
                        Elkton Gas and Eastern Shore   10(xlv) of NUI's Form
                        Natural Gas Company, dated as 10-K Report for Fiscal of November 1, 1997 (Contract 1997
                        #010012)

          10(xlvii)     Service Agreement under Rate   Incorporated by
                        Schedule FT by and between     reference to Exhibit
                        Elkton Gas and Eastern Shore   10(xlvi) of NUI's Form
                        Natural Gas Company, dated as  10-K Report for Fiscal
                        of November 1, 1997 (Contract  1997
                        #010013)

          10(xlviii)    Service Agreement under Rate   Incorporated by
                        Schedule FT by and between     reference to Exhibit
                        Elkton Gas and Eastern Shore   10(xlvii) of NUI's Form
                        Natural Gas Company, dated as  10-K Report for Fiscal
                        of November 1, 1997 (Contract  1997
                        #020003)

          10(xlvix)     Service Agreement under Rate   Incorporated by
                        Schedule FT by and between     reference to Exhibit
                        Elkton Gas and Eastern Shore   10(xlviii) of NUI's Form
                        Natural Gas Company, dated as  10-K Report for Fiscal
                        of November 1, 1997 (Contract  1997
                        #020005)

          10(l)         Service Agreement under Rate   Incorporated by
                        Schedule FT by and between     reference to Exhibit
                        Elkton Gas and Eastern Shore   10(xlix) of NUI's Form
                        Natural Gas Company, dated as 10-K Report for Fiscal of November 1, 1998 (Contract 1997
                        #010032)

          10(li)        Agreement between T.I.C.       Incorporated by
                        Enterprises, L.L.C and United  reference to Exhibit
                        States Postal Service          10(i) of NUI's Form 8-K
                                                       filed 12/15/99.

          10(lii)       Service Agreement under Rate   Filed herewith
                        Schedule LNG by and between
                        Transcontinental Gas Pipeline
                        Corporation and NUI
                        Corporation dated as of
                        October 25, 1999 (Contract
                        #2.3339)

          10(liii)      Gas Transportation Agreement   Filed herewith
                        under Rate Schedule  FT-A by
                        and between Tennessee Gas
                        Pipeline Company and NUI
                        Corporation dated as of
                        October 17, 1999 (Contract
                        #31117)

          10(liv)       Asset Sale Agreement between   Filed herewith
                        NUI Corporation and C&T
                        Enterprises, Inc. dated as of
                        October 4, 2000

          12 Consolidated Ratio of Earnings Filed herewith to Fixed Charges

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

     (b)  Reports on Form 8-K:

          On September 27, 2000, the Company filed a Form 8-K, Item 2, Acquisition or Disposition of Assets, reporting the sale of 22 acres of vacant land in Woodbridge, New Jersey.

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     Consolidated Financial Statements of NUI Corporation and Subsidiaries:

          Report of Independent Public Accountants                F-2

          Consolidated Financial Statements as of
          September 30, 2000 and 1999 and for each
          of the Three Years in the Period
          Ended September 30, 2000                                F-3

          Unaudited Quarterly Financial Data for
          the Two-Year Period Ended September 30, 2000
          (Note 12 of the Notes to the Company's Consolidated
          Financial Statements)                                  F-21

     Financial Statement Schedule of NUI Corporation and Subsidiaries:

          Report of Independent Public Accountants                 F-2

          Schedule II - Valuation and Qualifying Accounts
          for each of the Three Years in the
          Period Ended September 30, 2000                         F-22


     All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.





                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To NUI Corporation:

     We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of NUI Corporation (a New Jersey corporation) and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, cash flows and shareholders' equity, for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NUI Corporation and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

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






     ARTHUR ANDERSEN LLP

     New York, New York
     November 9, 2000



                        NUI Corporation and Subsidiaries
                        Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)



                                                 Years Ended September 30,
                                                2000       1999       1998
     Operating Margins
       Operating revenues                   $934,643   $826,194   $826,263
       Less- Purchased gas and fuel          713,380    621,363    629,608
                 Cost of sales and            14,864     10,385     10,048
                   services
                 Energy taxes                 11,571     12,702     17,550
                                             -------    -------    -------
                                             194,828    181,744    169,057
                                             -------    -------    -------
     Other Operating Expenses
       Operations and maintenance             95,634     89,763     85,832
       Depreciation and amortization          29,508     26,939     24,952
       Restructuring and other non-
        recurring items                          ---     (3,954)     9,686
       Taxes, other than income taxes          9,410      8,909      9,263
                                             -------    -------    -------
                                             134,552    121,657    129,733
                                             -------    -------    -------
     Operating Income                         60,276     60,087     39,324
                                             -------    -------    -------
     Other Income and Expense, Net

       Equity in earnings (losses) of          1,309      1,223       (56)
     TIC Enterprises, LLC, net
       Gain on sales of assets                 2,834        245        745
       Other                                     177        115        224
                                             -------    -------    -------
                                               4,320      1,583        913
                                             -------    -------    -------
     Income before Interest and Taxes         64,596     61,670     40,237

       Interest expense                       19,703     19,952     19,213
                                             -------    -------    -------
     Income before Income Taxes               44,893     41,718     21,024

       Income taxes                           18,146     17,158      8,710
                                             -------    -------    -------
     Net Income                              $26,747    $24,560    $12,314
                                            ========   ========   ========
     Net Income Per Share of Common         $   2.07   $   1.93   $  0 .98
                                            ========   ========   ========
     Dividends Per Share of Common         $    0.98   $   0.98  $   0 .98
                                            ========   ========   ========
     Weighted Average Number of Shares
       of Common Stock Outstanding        12,928,528 12,715,300 12,584,335
                                          ========== ========== ==========



            See the notes to the consolidated financial statements.

                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)


                                                    September 30,

                                                   2000        1999
       ASSETS
       Current Assets
         Cash and cash equivalents                  $3,515      $1,561
         Accounts  receivable  (less allowance
       for doubtful accounts of $1,544 in 2000
       and $1,697 in 1999)                         108,425      85,056
         Notes receivable                            7,000         ---
         Fuel inventories, at average cost          37,177      28,573
         Unrecovered purchased gas costs             3,500         901
         Prepayments and other                      63,360      50,108
                                                  --------    --------
                                                   222,977     166,199
                                                  --------    --------
       Property, Plant and Equipment
         Property, plant, and equipment, at
       original cost                               828,359    $779,131
         Accumulated depreciation and
       amortization                               (281,976)   (256,898)
         Unamortized plant acquisition
       adjustments, net                             29,460      30,242
                                                  --------    --------
                                                   575,843     552,475
                                                  --------    --------
       Funds for Construction Held by Trustee       28,706      37,413

       Investment in TIC Enterprises, LLC           26,225      24,905

       Other Investments                             1,191       1,385

       Other Assets
         Regulatory assets                          50,615      51,615
         Deferred assets                            15,300      10,234
                                                  --------    --------
                                                    65,915      61,849
                                                  --------    --------
                                                  $920,857    $844,226
                                                   =======     =======
       CAPITALIZATION AND LIABILITIES



       Current Liabilities
         Notes payable to banks                    $96,700     $73,615
         Current  portion   of  capital  lease       1,965       7,776
       obligations
         Accounts payable, customer deposits 132,207 108,023 and accrued liabilities
         Federal income and other taxes             11,884       4,359
                                                  --------    --------
                                                   242,756     193,773
                                                  --------    --------
       Other Liabilities
         Capital lease obligations                   4,396       2,599
         Deferred Federal income taxes              75,248      69,951
         Unamortized investment tax credits          4,825       5,251
         Environmental remediation reserve          33,361      33,981
         Regulatory and other liabilities           34,355      32,442
                                                  --------    --------
                                                   152,185     144,224
                                                  --------    --------
       Capitalization (See accompanying
        statements)
         Common shareholders' equity               256,969     237,318
         Preferred stock                               ---         ---
         Long-term debt                            268,947     268,911
                                                  --------    --------
                                                   525,916     506,229
                                                  --------    --------
                                                  $920,857    $844,226
                                                  ========    ========

            See the notes to the consolidated financial statements.




                        NUI Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)



                                                 Years Ended September 30

                                                 2000    1999     1998

        Operating Activities
        Net Income                             $26,747  $24,560  $12,314
        Adjustments  to  reconcile net  income
        to  net  cash  provided  by  operating
        activities:
          Depreciation and amortization         31,155   28,914   26,050
          Deferred Federal income taxes
          Non-cash  portion  of  restructuring
           and other non-recurring items         5,297    7,454      357
          Amortization  of deferred investment
           tax credits                            (426)    (459)    (461)
          Other                                  4,508    3,237    1,743
          Effects of changes in:
           Accounts receivable, net            (22,011)  (22,383)   1,826
           Fuel inventories                     (8,604)    6,364   (3,869)
           Accounts payable, deposits and
            accruals                             22,008   22,865   (7,347)
           Over  (under)  recovered  purchased
            gas costs                            (2,599)   7,160    1,541
           Other                                 (9,843) (12,030) (18,604)
                                                 ------   ------   ------
          Net cash provided by operating
           activities                            46,232   58,956   20,851
                                                 ------   ------   ------
        Financing Activities
        Proceeds  from sales of common  stock,      703      340    3,658
        net of treasury stock purchased

        Dividends to shareholders               (12,671) (12,443) (12,311)
        Notes receivable from Virginia Gas       (7,000)     ---     ---
        Proceeds  from  issuance of  long-term
         debt                                       ---   39,813     ---

        Principal payments under capital
        lease obligations                           ---     ---   (54,600)
        Funds for construction held by
        trustee, net                             10,666  (24,871)  16,670
        Principal payments under capital
        lease obligations                        (8,144)  (1,810)  (1,792)
        Net short-term (repayments)
        borrowings                               22,850  (14,015)  33,202
                                                 ------   ------   ------
          Net  cash  provided  by  (used  for)
           financing activities                   6,404  (12,986) (15,173)
                                                 ------   ------  -------
        Investing Activities
        Cash expenditures for utility plant     (48,577) (47,213) (59,969)
        Other                                    (2,105)   1,875   (3,573)
                                                 ------   ------  -------
          Net cash used in investing
           activities                           (50,682) (45,338) (63,542)
                                                 ------   ------   -------
        Net Increase (Decrease) in Cash and
        Cash Equivalents                       $  1,954  $   632 $(57,864)
                                               ========  =======  =======
        Cash and Cash Equivalents
        At beginning of period                 $  1,561  $   929  $58,793
        At end of period                       $  3,515  $ 1,561  $   929

        Supplemental Disclosures of Cash
        Flows
        Income taxes paid, net                 $  3,889  $ 7,695  $ 6,482
        Interest paid                          $ 21,481  $20,732  $22,094



            See the notes to the consolidated financial statements.


                        NUI Corporation and Subsidiaries
                    Consolidated Statement of Capitalization
                             (Dollars in thousands)


                                                         September 30,
                                                     2000       1999



         Long-Term Debt
         Gas facilities revenue bonds
              6.35% due October 1, 2022            $46,500    $46,500
              6.40% due October 1, 2024*            20,000     20,000
              Variable rate due June 1, 2026*       39,000     39,000
              5.70% due June 1, 2032                54,600     54,600
              5.25% due November 1, 2033*           40,000     40,000
         Medium-term notes
              7.125% due August 1, 2002             20,000     20,000
              8.35% due February 1, 2005            50,000     50,000
                                                   -------    -------
                                                   270,100    270,100
         Unamortized debt discount                  (1,153)    (1,189)
                                                   -------    -------
                                                   268,947    268,911
                                                   -------    -------
         Preferred Stock, 5,000,000 shares
          authorized; none issued                      ---        ---

         Common Shareholders' Equity
         Common  Stock,   no  par  value;  shares
         authorized: 30,000,000;
           shares outstanding: 12,982,526 in
           2000 and 12,750,270 in 1999             215,484    209,984
         Shares held in treasury: 103,158 in 2000
          and 122,219 in 1999                       (2,246)    (2,311)
         Retained earnings                          45,456     31,380
         Unearned employee compensation             (1,725)    (1,735)
                                                   -------    -------
                                                   256,969    237,318
                                                   -------    -------
         Total Capitalization                      $525,916   $506,229
                                                   ========   ========

     * The total unexpended portions of the net proceeds from these bonds, amounting to $21.3 million and $32.0 million as of September 30, 2000, and September 30, 1999, respectively, are carried on the Company's consolidated balance sheet as funds for construction held by trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.


     See the notes to the consolidated financial statements.

                        NUI Corporation and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                             (Dollars in thousands)






                          Common Stock                              Unrealized
                                                                    Gain
                                                                    (Loss)-      Unearned
                     Shares       Paid-in    Held in      Retained  Marketable   Employee
                    Outstanding   Amount    Treasury      Earnings  Securities   Compensation   Total

  Balance,
  September 30,
  1997              12,428,952    $201,549  $ (1,615)     $ 19,260    $120       $(1,023)       $218,291
  Common  stock
   issued*             259,710       5,807                                                         5,807
  Treasury stock
   transactions         (8,264)                 (317)                                               (317)
  Net income                                               12,314                                 12,314
  Cash dividends                                          (12,311)                               (12,311)
  Unrealized
  (loss)                                                              (120)                         (120)
  Unearned
  compensation                                                                      (672)           (672)
                    ----------    --------  --------      -------     -----      -------        ---------
  Balance,
  September 30,
  1998              12,680,398    $207,356  $ (1,932)     $19,263     $   -      $(1,695)       $222,992
  Common stock          85,352       2,628                                                         2,628
  Treasury stock
   transactions        (15,480)                 (379)                                               (379)
  Net income                                               24,560                                 24,560
  Cash dividends                                          (12,443)                               (12,443)
  Unearned
  compensation                                                                       (40)            (40)
                   __________    ________  ________       _______     _____      _______        ________
  Balance,
  September 30,
  1999             12,750,270    $209,984  $ (2,311)      $31,380     $   -      $(1,735)       $237,318
  Common stock
  issued
   -Purchase of
    NUI Telecom       113,200       2,800                                                          2,800
    -Employee
   benefit plans       99,995       2,700                                                          2,700
  Treasury stock
   transactions        19,061                    65                                                   65
  Net income                                               26,747                                 26,747
  Cash dividends                                          (12,671)                               (12,671)
  Unearned
  compensation                                                                        10              10
                  __________    ________   ________       _______     _____      _______        ________
  Balance,
  September 30,
  2000            12,982,526    $215,484   $ (2,246)      $45,456     $   -      $ (1,725)      $256,969
                  ==========    ========   ========       =======     =====      ========       ========



     * Represents common stock issued in connection with NUI Direct and various employee benefit plans.






            See the notes to the consolidated financial statements.


                        NUI Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

     1.  Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; and NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary (see Note 2). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC). All intercompany accounts and transactions have been eliminated in consolidation.

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

     Property, Plant and Equipment. Property, plant and equipment includes both utility plant and non-regulated assets. Utility plant is stated at its original cost. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying rates as approved by the state commissions. The composite average annual depreciation rate was 3 percent in each of fiscal years 2000, 1999 and 1998. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. Repairs of all utility plant and replacements and renewals of minor items of property are charged to maintenance expense as incurred. Non-regulated equipment consists primarily of technology assets and furniture and fixtures. Assets are recorded at original cost and are depreciated on a straight-line basis over a period ranging from 3-10 years.

     The net unamortized plant acquisition adjustments represent the remaining portion of the excess of the purchase price over the book value of utility net assets acquired. The excess is being amortized on a straight-line basis over 30 years from the date of acquisition. The results of operations of acquired entities have been included in the accompanying consolidated financial statements for the periods subsequent to their acquisition.

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

     The Company's subsidiaries, NUI Energy Brokers and NUI Energy, mark-to-market through the income statement all trading positions, including forward sales and purchase commitments. (See Note 8 for a further description of the Company's use of derivative financial instruments.)

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

     Regulatory Assets and Liabilities. The Company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. The following represents the Company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 2000 and 1999 (in thousands):

                                                 2000         1999
        Regulatory Assets
        Environmental investigation and
         remediation costs                    $35,617     $35,950
        Unrecovered gas costs                     839       1,082
        Postretirement and other employee
         benefits                               8,756       8,877
        Deferred piping allowances              1,334       1,692
        Other                                   4,069       4,014
                                              -------     -------
                                              $50,615     $51,615
                                              -------     -------
        Regulatory Liabilities
        Net overcollection of income taxes    $ 5,118     $ 5,183
        Refunds to customers                    2,021       2,928
        Other                                     228         426
                                              -------     -------
                                              $ 7,367     $ 8,537
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

     Notes Receivable. Notes receivable represent amounts advanced in conjunction with the June 13, 2000, merger agreement between Virginia Gas Corporation (VGC) and the Company (see Note 3). The agreement provides VGC with the ability to draw up to $20 million, which can be used to repay amounts outstanding under existing finance agreements of VGC, real property pursuant to an existing purchase agreement, and pipeline and gas storage construction and other related expenses. Interest is to be paid to the Company quarterly at the rate equal to LIBOR plus 3%. The principal balance is to be paid at the earlier of March 1, 2002, or the termination of the merger agreement. As of September 30, 2000 VGC had drawn a total of $7 million under the agreement.

     Net Income Per Share of Common Stock. Net income per share of common stock is based on the weighted average number of shares of NUI common stock outstanding. The Company follows the provisions of Statement of Financial Accounting Standards No. 128, _Earnings per Share_, which requires computing and presenting basic and diluted earnings per share. At September 30, 2000, the Company has approximately 29,000 shares of common stock equivalents related to the purchase of NUI Telecom (see Note 2), which do not have a dilutive effect on earnings per share.

     New Accounting Standards. The Company is required to adopt Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in fiscal 2001. SFAS 133 was issued in June 1998 and establishes accounting and reporting standards regarding derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value as either an asset or liability, and that changes in the fair value be recognized currently in earnings unless certain criteria are met. The Company has reviewed all of its contracts in accordance with the SFAS 133. Since both NUI Energy Brokers and NUI Energy currently utilize mark-to-market accounting, the adoption of SFAS 133 will not have a material impact on the Company's financial position or net income.

     2. Purchase of NUI Telecom

     On November 12, 1999, the Company closed on its acquisition of International Telephone Group, Inc. (ITG). The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the Company. ITG subsequently changed its name to NUI Telecom, Inc. The purchase price totaled $3.8 million and included the issuance of 113,200 shares of NUI common stock, with the remainder paid in cash. NUI Telecom is a full service telephone company that provides its customers with a single service solution for all their telecommunication requirements including local, long distance, cellular, internet, and data communications services. The Agreement and Plan of Merger contains a provision whereby the previous shareholders of NUI Telecom will receive an additional $1.0 million in NUI common stock if NUI Telecom achieves certain earnings targets no later than December 31, 2003.

     The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of NUI Telecom was approximately $4.5 million, which includes the additional earnings contingency noted above, and is being amortized on a straight-line basis over a 20-year period.

     3.        Purchase of Virginia Gas Company

     In June 2000, the Company entered into a definitive merger agreement with Virginia Gas Company (VGC) providing for the merger of VGC into a subsidiary of NUI. Upon obtaining all necessary regulatory approvals, NUI will exchange $4.00 of NUI common stock for each share of VGC common stock, which values the acquisition of VGC at approximately $22 million.

     VGC is a natural gas storage, pipeline, and propane and natural gas distribution company which operates in a region of the nation that has a rapidly growing demand for natural gas and power generation due to significant development. It owns one natural gas facility with fast-injection, fast withdrawal capabilities and has 50 percent ownership of a second storage facility. VGC is also working to complete a 120-mile natural gas pipeline that, with strategic links to interstate suppliers, will play an important role in supplying natural gas and power generation for the growing Mid-Atlantic region.

     The merger will be accounted for as a purchase, and is expected to close early in 2001. VGC had unaudited revenues of $8.8 million and operating income of $1.1 million for the nine months ended September 30, 2000.

     4. Restructuring and Other Non-Recurring Items

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

     5. Capitalization

     Long-Term Debt. On December 8, 1998, the Company issued $40 million of tax-exempt Gas Facilities Revenue Bonds at an interest rate of 5.25 percent. These bonds will mature in November 2033 and the proceeds will be used to finance a portion of the Company's capital expenditure program in New Jersey.

     The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 2000, and September 30, 1999, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $21.3 million and $32.0 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

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

     Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective May 26, 1998, several of these plans commenced purchasing shares on the open market to fulfill the their requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

     At September 30, 2000, shares reserved for issuance under the Company's common stock plans were: NUI Direct, 53,149; Savings and Investment Plan, 121,966; 1996 Stock Option and Stock Award Plan, 273,370; 1996 Employee Stock Purchase Plan, 113,355; and the 1996 Director Stock Purchase Plan, 46,918.

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

     Restricted shares of stock granted as long-term compensation for executive officers and key employees amounted to 82,750 in fiscal 2000, 75,900 in fiscal 1999 and 74,600 in fiscal 1998. As of September 30, 2000, a total of 195,575 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

     Executive officers and key employees are eligible to be granted options for the purchase of NUI common stock at prices equal to the market price per share on the date of grant. The option must be exercised within 10 years from the date of grant. As of September 30, 2000 there were no options outstanding and exercisable. During fiscal 2000, 5,000 options were exercised at a price of $17.625 per share, and during fiscal 1998, 4,800 options were exercised at a price of $15.77 per share. There were no other transactions during the last three fiscal years.

     Dividend Restrictions. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay approximately $66.2 million of cash dividends at September 30, 2000.

     6. Notes Payable to Banks

     At September 30, 2000, the Company's outstanding notes payable to banks were $96.7 million with a combined weighted average interest rate of 7.3 percent. Unused lines of credit at September 30, 2000, were approximately $49.3 million.

     The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $75.3 million at 6.7 percent in fiscal 2000, $68.2 million at 5.3 percent in fiscal 1999 and $66.8 million at 5.7 percent in fiscal 1998.

     7. Leases

     Property, plant and equipment held under capital leases amounted to $26.8 million at September 30, 2000, and $24.3 million at September 30, 1999, with related accumulated amortization of $17.3 million and $15.6 million, respectively. These properties consist principally of leasehold improvements and office furniture and fixtures. A summary of future minimum payments for properties held under capital leases follows (in thousands):


               2001                            $2,428
               2002                             2,120
               2003                             1,746
               2004                             1,266
               2005                               480
                                                -----
               Total future minimum payments    8,040
               Amount representing interest    (1,679)
               Current portion of capital
               lease obligations               (1,965)
                                               ------
                  Capital lease obligations    $4,396
                                               ======

     The Company has entered into non-cancelable operating leases which principally relate to office space used in its operations. The future minimum lease payments as of September 30, 2000 are as follows:

                    2001                     $ 3,190
                    2002                       3,190
                    2003                       3,190
                    2004                       3,190
                    2005                       3,583
                    Thereafter                61,808
                                             -------
                       Total                 $78,151
                                             =======


     Rents charged to operations expense were $6.9 million in fiscal 2000, $5.7 million in fiscal 1999, and $5.8 million in fiscal 1998.

     The Company has entered into subleases for a portion of the office space noted above. Amounts received from subleases were $1.7 million in fiscal 2000, $0.6 million in fiscal 1999, and $0.2 million in fiscal 1998.

     8. Financial Instruments

     Derivatives. The Company's wholesale trading subsidiary, NUI Energy Brokers, utilizes financial instruments to provide competitive energy supplies and enhance the Company's profitability. These instruments include: forwards, futures, and options contracts which commit the Company to purchase or sell natural gas in the future, and swap agreements which require counterparties to exchange fixed for floating payments.

     NUI Energy Brokers accounts for its risk management activities by marking-to-market all trading positions and calculating its value-at-risk on a daily basis. The values used for these calculations include New York Mercantile Exchange (NYMEX) settlement prices, established pricing models, and quoted market volatilities. The Company manages their open positions within the guidelines of a Risk Management Policy that limits its exposure to market risks and requires that among other things, any breach of policy be reported to senior management.

     Margin requirements for natural gas futures contracts are recorded in other current assets. Profitable activity in NUI Energy Brokers' NYMEX trading accounts during fiscal 2000 resulted in a net withdrawal of $8.5 million from their broker accounts that was re-deposited with NUI. Realized and unrealized gains and losses are recorded in the consolidated statement of income under purchased gas and fuel. At September 30, 2000, NUI Energy Brokers had purchased and sold futures contracts totaling 31.8 Bcf of natural gas at prices ranging from $2.197 to $5.650 per Mcf. None of these contracts extend beyond December 2001. Their options positions consisted of 4,391 puts and calls at varying strike prices, none of which extend beyond October 2001. During fiscal 2000, swap activity increased and at year-end the mark-to-market value of all swaps was approximately $790,000. The swap transactions have terms that extend through March 2001. Additionally, NUI Energy Brokers had forward purchase and sale commitments extending through Dec 2005. At September 30, 2000, these transactions had an unrealized mark-to-market value of approximately $4.3 million.

     Net realized and unrealized gains on derivative trading for fiscal 2000 totaled $11.7 million, compared to $9.0 million in 1999, and has been included in income.

     The Company is exposed to credit risk in the event of default or non-performance by one of its trading partners. The Company adheres to credit policies that management believes minimize overall credit risk.

     Other Financial Instruments. The fair value of the Company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The carrying value of the Company's long-term debt exceeded its fair value by approximately $4.1 million and $2 million as of September 30, 2000 and 1999, respectively. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.

     9.  Consolidated Taxes

     The provision for Federal and State income taxes was comprised of the following (in thousands):


                                      2000       1999      1998
           Currently payable -
             Federal                  $ 8,865    $ 5,759   $ 6,747
             State                      3,465      4,265     2,166
           Deferred -
             Federal                    5,297      7,454       357
             State                        945        139       (99)
           Amortization of investment
            tax credits                  (426)      (459)     (461)
                                      --------   --------  --------
           Total provision for income $18,146    $17,158   $ 8,710
                                      =======    =======   =======

     The components of the Company's net deferred Federal tax liability (asset) as of September 30, 2000 and 1999 are as follows (in thousands):

                                               2000       1999
       Depreciation and other utility plant    $60,482    $59,434
       differences
       Plant acquisition adjustments             9,130      9,627
       Alternative minimum tax credit           (1,494)    (3,614)
       Unamortized investment tax credit        (1,972)    (2,140)
       Deferred charges and regulatory assets    4,249      3,948
       Pension                                   9,012      4,723
       Other                                    (4,159)    (2,027)
                                               -------    -------
                                               $75,248    $69,951
                                               =======    =======



     The alternative minimum tax credit can be carried forward indefinitely to reduce the Company's future tax liability.

     The Company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

                                          2000      1999      1998

        Pre-tax income                    $44,893   $41,718   $21,024
                                          -------   -------   -------
        Federal income taxes computed at
        Federal statutory tax rate of 35
        percent                            15,713    14,601    7,358
        Increase (reduction) resulting
        from:
           Excess of book over tax
         depreciation                         341       341       357
           Amortization of investment
        tax                                  (426)     (459)     (461)
         credits
           Federal benefit of state tax
         provision                         (1,544)   (1,541)     (723)
           Other, net                        (348)     (188)      112
                                          -------   -------   -------
        Total provision for Federal        13,736    12,754     6,643
        Provision for State income taxes    4,410     4,404     2,067
                                          -------   -------   -------
        Total provision for income taxes  $18,146   $17,158   $ 8,710
                                          =======   =======   =======


     10. Retirement Benefits

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

     The changes in the pension benefit obligation for the Company's plans were as follows (in thousands):

                                                 2000      1999

       Benefit obligation at beginning of      $80,845   $114,233
       year
       Service cost                              1,991      2,446
       Interest cost                             6,029      6,281
       Amendments                                 ---       5,990
       Actuarial (gain) loss                    (1,677)    (9,603)
       Benefits paid                            (5,885)   (38,502)
                                               -------   --------
         Benefit obligation at end of year     $81,303    $80,845
                                               =======   ========



     The change in the Company's plan assets were as follows (in thousands):

                                           2000      1999

       Fair value of plan assets at
        beginning of year                 $123,546  $140,975
       Actual return on plan assets         13,611    21,073
       Estimated expenses                      (16)    ---
       Benefits paid                        (5,885)  (38,502)
                                          --------  --------
         Fair value of plan assets at
       end of year                        $131,256   $123,546
                                          ========  =========

     The reconciliation of the funded status of the Company's funded plans as of September 30, 2000 and 1999 was as follows (in thousands):

                                           2000       1999

       Funded status                      $ 81,303   $ 80,845
       Market value of plan assets         131,256    123,546
                                          --------   --------
       Plan assets in excess of
       projected benefit obligation         49,953     42,701
       Unrecognized net gain               (28,711)   (27,107)
       Unrecognized prior service cost       3,018      3,361
       Unrecognized net transition            (488)      (967)
       asset
                                          --------   --------
          Pension prepayment              $ 23,772   $ 17,988
                                          ========   ========

     The projected benefit obligation was calculated using a discount rate of 7.75 percent in fiscal 2000 and 7.50 percent in fiscal 1999, and an assumed annual increase in compensation levels of 4 percent in fiscals 2000 and 1999. The expected long-term rate of return on assets was calculated at 9.75 percent in both fiscal 2000 and fiscal 1999. The assets of the Company's funded plans are invested primarily in publicly traded fixed income and equity securities.

     The components of pension expense for the Company's plans were as follows (in thousands):

                                    2000       1999      1998

        Service cost                $ 1,991    $ 2,446   $ 2,370
        Interest cost                 6,029      6,281     6,459
        Estimated expenses               16      ---        ---
        Return on plan assets       (12,351)   (13,048)  (13,111)
        Net amortization and
        deferral                     (1,469)    (1,069)   (2,407)
        Special termination
        benefits                        ---      1,799     7,301
        Settlement gain                 ---    (10,051)     ---
                                    --------   --------  --------
           Pension (credit)
         expense                    $(5,784)  $(13,642)  $   612
                                    ========   ========  ========



     Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $4.9 million as of September 30, 2000, $6.5 million as of September 30, 1999, and $5.8 million as of September 30, 1998, and the expense for this plan was approximately $0.6 million in fiscal 2000 and $0.7 million in fiscals 1999 and 1998.

     Post-retirement Benefits Other Than Pensions. The Company provides certain health care benefits to all retirees receiving benefits under a Company pension plan other than the City Gas Company of Florida plan, who reach retirement age while working for the Company.

     The Company accounts for these plans under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS 106), which, among other things, requires companies to accrue the expected cost of providing other postretirement benefits to employees and their beneficiaries during the years that eligible employees render the necessary service. The Company currently funds these future benefits through a Voluntary Employees Beneficiary Association.

     Effective July 1, 2000, the Company no longer offers post-retirement benefits other than pensions for any new hires. In addition, the Company has capped its share of costs at $500 per participant, per month for retirees under age 65, and at $150 per participant, per month for retirees over age 65.

     The changes in the post-retirement benefit obligation for the Company's plans were as follows (in thousands):

                                                  2000      1999

       Benefit obligation at beginning of year    $29,247   $31,421
       Service cost                                   770     1,243
       Interest cost                                2,062     2,087
       Actuarial (gain) loss                         (395)   (4,174)
       Plan amendments                             (9,078)    ---
       Benefits paid                               (1,356)   (1,345)
       Other                                           15        15
                                                  -------   -------
         Benefit obligation at end of year        $21,265   $29,247
                                                  =======   =======

     The change in the Company's plan assets were as follows (in thousands):

                                               2000     1999

       Fair value of plan assets at beginning
        of year                                $1,500   $  ---
       Actual return on plan assets               119     ---
       Employer contributions                   1,341    2,830
       Plan participants' contributions            15       15
       Benefits paid                           (1,356)  (1,345)
                                               ------   ------
         Fair value of plan assets at end of
        year                                   $1,619   $1,500
                                               ======   ======



     The reconciliation of the funded status of the Company's post-retirement plans other than pensions as of September 30, 2000 and 1999, was as follows (in thousands):

                                               2000      1999

          Funded status                        $19,646   $27,747
          Unrecognized transition obligation       (23)   (9,616)
          Unrecognized net (loss)               (3,125)   (3,568)
                                               -------   -------
             Accrued post-retirement benefit   $16,498   $14,563
          obligation
                                               =======   =======

     The components of post-retirement benefit expense other than pensions for the years ended September 30, 2000 and 1999, were as follows (in thousands):

                                    2000     1999    1998

          Service cost             $  770   $1,242   $  813
          Interest cost             2,062    2,089    1,683
          Amortization of             516      730      774
          transition obligation
          Other                       (72)     217        8
                                   ------   ------   ------
             Net postretirement    $3,276   $4,278   $3,278
          expense
                                   ======   ======   ======

     The health care trend rate assumption is 8.25 percent in 2001 gradually decreasing to 5 percent for the year 2005 and later. The discount rate used to compute the accumulated post-retirement benefit obligation was 7.75 percent in fiscal 2000 and 7.5 percent in fiscal 1999. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated post-retirement benefit obligation by approximately $5.5 million and the aggregate annual service and interest costs by approximately $0.9 million

     On September 23, 1998, the New Jersey Board of Public Utilities (NJBPU) issued an order approving the Company's petition to increase its base rates in New Jersey by approximately $2.4 million annually to recover post-retirement benefits computed under SFAS 106. The rate increase was effective October 1, 1998 and allows for previously deferred costs, as well as future SFAS 106 costs, to be recovered over a rolling 15-year period. The Company has previously received an order from the North Carolina Utilities Commission to include in rates the amount of post-retirement benefit expense other than pensions computed under SFAS 106.

     The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefit may have a significant effect on the amount of the reported obligation and expense.


     11. Business Segment Information


     The Company's operations are organized and managed by three primary segments: Distribution Services, Energy Sales and Services and Customer Services. The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's NUI Energy, NUI Energy Brokers and NUI Energy Solutions subsidiaries, as well as off-system sales made by NUI Energy Brokers on behalf of the utility divisions. The Customer Services segment reflects the operations of the Company's UBS and NUI Telecom subsidiaries, as well as appliance leasing, repair and maintenance operations. The Company also has corporate operations that do not generate any revenues.

     The following table provides information concerning the major segments of the Company for each of the three fiscal years ended September 30, 2000, 1999 and 1998. Revenues and operating margins include intersegment sales to affiliated entities, which are eliminated in consolidation. Identifiable assets include only those attributable to the operations of each segment. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

         (Dollars in thousands)        2000       1999         1998

         Revenues:
           Distribution Services     $409,840  $379,670    $390,657
           Energy Sales & Services    554,031   462,415     427,300
           Customer Services           29,565    15,925      15,354
           Intersegment Revenues      (58,793)  (31,816)     (7,048)
                                     --------  --------    --------
         Total Revenues              $934,643  $826,194    $826,263
                                     ========  ========    ========
         Operating Margins:
           Distribution Services     $170,285  $163,250    $158,357
           Energy Sales & Services     17,767    13,319       5,441
           Customer Services            6,776     5,175       5,259
                                     -------   --------    --------
         Total Operating Margins     $194,828  $181,744    $169,057
                                     ========  ========    ========
         Pre-Tax Operating Income:
           Distribution Services     $ 52,355  $ 52,740    $ 53,048
           Energy Sales & Services      8,963     6,585      (1,744)
           Customer Services             (241)   (1,785)     (1,618)
                                     --------  --------    --------
         Total Pre-Tax Operating
         Income                      $ 61,077  $ 57,540    $ 49,686
                                      =======   =======     =======
         Depreciation &
         Amortization:
           Distribution Services     $ 24,106  $ 22,577    $ 20,904
           Energy Sales & Services        246       238         243
           Customer Services            2,325     2,140       2,221
                                     --------  --------    --------
         Total Depreciation &
         Amortization                $ 26,677  $ 24,955    $ 23,368
                                      =======   =======     =======
         Identifiable Assets:
           Distribution Services     $750,196  $710,743    $678,776
           Energy Sales & Services     76,718    70,220      39,849
           Customer Services           25,341    14,976      14,866
                                      -------   -------     -------
         Total Identifable Assets    $852,255  $795,939    $733,491

         Capitable Expenditures
           Distribution Services     $ 44,473  $ 39,471    $ 54,809
           Energy Sales & Services        152       495         457
           Customer Services            4,790     2,440       1,682
                                     --------  --------    --------
         Total Capital
         Expenditures                $ 49,415  $ 42,406    $ 56,948
                                     ========  ========    ========


     A reconciliation of the Company's segment pre-tax operating income, depreciation and amortization, identifiable assets and capital expenditures to amounts reported on the consolidated financial statements is as follows:


       (Dollars in thousands)           2000      1999       1998

       Segment Pre-Tax Operating
        Income                        $ 61,077  $ 57,540   $ 49,686
       Non-segment pre-tax operating
        (loss) income                     (801)   (1,407)      (676)
       Non-recurring items                 ---     3,954     (9,686)
                                      --------  --------   --------
         Operating income             $ 60,276  $ 60,087   $ 39,324
                                      ========  ========   ========
       Segment Depreciation &
       Amortization                   $ 26,677  $ 24,955   $ 23,368
       Non-segment depreciation &
        amortization                     2,831     1,984      1,584
                                      --------  --------   --------
         Depreciation & Amortization  $ 29,508  $ 26,939   $ 24,952
                                      ========  ========   ========
       Segment Identifiable Assets    $852,255  $795,939   $733,491
       Non-segment identifiable
       assets                           68,602    48,287     43,356
                                      --------  --------   --------
         Total Assets                 $920,857  $844,226   $776,847
                                      ========  ========   ========
       Segment Capital Expenditures   $ 49,415  $ 42,406   $ 56,948
       Non-segment capital
       expenditures                      3,331     5,523      3,918
                                      --------  --------   --------
         Total Capital Expenditures   $ 52,746  $ 47,929   $ 60,866
                                      ========  ========   ========


     12. Commitments and Contingencies

     Commitments. Capital expenditures are expected to be approximately $86 million in fiscal 2001. Included in this amount is approximately $33 million related to the expansion of pipeline and storage assets at Virginia Gas Company (see Note 1-Notes Receivable).

     Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

     The Company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the Company or by other parties in the past. In New Jersey, the Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (NJBPU) and is currently conducting remedial activities at all six sites with oversight from the NJDEP. The Company also owns, or previously owned, 10 former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $34 million, which is the probable minimum amount that the Company expects to expend during the next 20 years. Of this reserve, approximately $30 million relates to the six New Jersey MGP sites and approximately $4 million relates to the 10 sites located outside New Jersey.

     The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. In New Jersey, the Company is currently recovering MGP-related expenditures on an annual basis through base rates and over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.5 million in environmental costs incurred between July 1, 1998 and June 30, 2000 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $35 million as of September 30, 2000, reflecting the future recovery of both incurred costs and future environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.



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

     13. Unaudited Quarterly Financial Data

     The quarterly financial data presented below reflects the seasonal nature of the Company's operations which normally results in higher earnings during the heating season, which is primarily in the first two fiscal quarters. (in thousands, except per share amounts):

                                            Fiscal Quarters
                                 First     Second    Third     Fourth

     2000:
     Operating Revenues         $233,327  $279,411  $198,721  $223,184
     Operating Income             18,329    35,159     6,932      (144)
     Net Income (Loss)             7,637    17,717     1,464       (71)
     Net Income (Loss) Per
      Share                         0.60      1.37      0.11     (0.01)


     1999:
     Operating Revenues         $229,207  $254,051  $160,165  $182,771
     Operating Income             17,339    34,887     8,335      (474)
     Net Income (Loss)             6,918    17,762     2,424    (2,544)
     Net Income (Loss) Per
      Share                         0.55      1.40      0.19     (0.20)


     During the fourth quarter of fiscal 2000, the Company recorded an after-tax non-recurring gain of $1.7 million ($2.8 million before income taxes), or $0.13 per share.

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




     Quarterly net income (loss) per share in fiscal 1999 does not total to the annual amount due to rounding and to changes in the average common shares outstanding.




     SCHEDULE II
                       NUI Corporation and Subsidiaries
                      Valuation and Qualifying Accounts
                      For each of the Three Years in the
                       Period Ended September 30, 2000
                            (Dollars in thousands)
                                         Additions
                            Balance   Charged to                          Balance
                            Beginning  Costs and                          End of
          Description       of Period  Expenses    Other      Deductions  Period

   2000
   Allowance for doubtful
    accounts                $ 1,697    $ 4,087     $1,622(a)  $ 5,862(b)  $ 1,544
   Environmental
   remediation reserve      $33,981        ---        ---         620     $33,361

   1999
   Allowance for doubtful
    accounts                $ 1,714    $ 1,832     $  699(a)  $ 2,514(b)  $ 1,697
   Environmental
    remediation reserve     $33,981        ---        ---         ---     $33,981
   Restructuring reserve    $   556        149        ---         705     $     0

   1998
   Allowance for doubtful
    accounts                $ 2,318    $ 2,942     $  224(a)  $ 3,770(b)  $ 1,714
   Environmental
    remediation reserve     $33,981        ---        ---         ---     $33,981
   Restructuring reserve    $     0      1,008        ---         452     $   556



     (a) Recoveries
     (b) Uncollectible amounts written off.





                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the  Securities
     Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the day of December 22, 2000

                                                  NUI CORPORATION

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

     JOHN KEAN, JR.        President, Chief         December 22, 2000
                           Executive Officer and
                           Director (Principal
                           executive officer)

     JOHN KEAN             Chairman and Director    December 22, 2000

     A. MARK ABRAMOVIC     Senior Vice President,   December 22, 2000
                           Chief Operating Officer
                           and Chief Financial
                           Officer (Principal
                           financial and
                           accounting officer)

     JAMES J. FORESE       Director                 December 22, 2000

     DR. VERA KING FARRIS  Director                 December 22, 2000

     J. RUSSELL HAWKINS    Director                 December 22, 2000

     BERNARD S. LEE        Director                 December 22, 2000

     R. V. WHISNAND        Director                 December 22, 2000

     JOHN WINTHROP         Director                 December 22, 2000


