Form 10-Q
period 2000-12-31
NUI CORP
filed 2001-02-13
CIK 70668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

     (Mark One)
        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000
                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to_________

     Commission File Number   1-8353

                               NUI CORPORATION
             (Exact name of registrant as specified in its charter)

            New Jersey                           22-1869441
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2001: Common Stock, No Par Value:
     12,944,220 shares outstanding.


                        NUI Corporation and Subsidiaries
                  Consolidated Statement of Income (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                     Three Months Ended
                                                        December 31,

                                                       2000           1999

     Operating Margins
        Operating revenues                            $320,380      $233,327
        Less _ Purchased gas and fuel                  256,842       175,010
               Cost of sales and services                4,692         3,636
               Energy taxes                              4,335         3,602
                                                       -------       -------
                                                        54,511        51,079
                                                       -------       -------
     Other Operating Expenses
        Operations and maintenance                      25,319        22,786
        Depreciation and amortization                    7,449         7,613
        Other taxes                                      2,167         2,352
                                                       -------       -------
                                                        34,935        32,751
                                                       -------      --------
     Operating Income                                   19,576        18,328

     Other Income and Expense, net
        Equity in earnings (losses) of TIC
          Enterprises, LLC, net                            761           227
        Other                                              442            42
                                                      --------     ---------
                                                         1,203           269
                                                      --------      --------
     Income before Interest and Taxes                   20,779        18,597


       Interest expense                                  6,340         5,625
                                                       -------       -------
     Income Before Income Taxes                         14,439        12,972

       Income taxes                                      6,029         5,335
                                                       -------       -------
     Net Income                                        $ 8,410       $ 7,637
                                                       =======       =======
     Net Income Per Share of Common Stock              $  0.65       $  0.60
                                                       =======       =======
     Dividends Per Share of Common Stock               $ 0.245       $ 0.245
                                                       =======       =======
     Weighted Average Number of Shares
     of Common Stock Outstanding                    12,955,547    12,776,434
                                                    ==========    ==========

             See the notes to the consolidated financial statements



                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                December 31,  September 30,
                                                    2000           2000
                                                 (Unaudited)       (*)
     ASSETS
     Current Assets
        Cash and cash equivalents                  $2,408          $3,515
        Accounts receivable (less allowance
        for doubtful accounts of
        $1,854 and $1,544, respectively)          177,404         108,425
        Notes receivable                           16,000           7,000
        Fuel inventories, at average cost          37,650          37,177
        Unrecovered purchased gas costs            43,910           3,500
        Prepayments and other                      45,847          63,360
                                                  -------         -------
                                                  323,219         222,977
                                                  -------        --------
     Property, Plant and Equipment

        Property, plant and equipment, at
         original cost                            835,304         828,359
        Accumulated depreciation and
         amortization                            (287,461)       (281,976)
        Unamortized plant acquisition
         adjustments, net                          29,091          29,460
                                                 --------        --------
                                                  576,934         575,843
                                                 --------        --------
     Funds for Construction Held by Trustee        21,266          28,706

     Investment in TIC Enterprises, LLC, net       26,986          26,225

     Other Investments                              1,109           1,191

     Other Assets
        Regulatory assets                          50,360          50,615
        Deferred charges                           16,999          15,300
                                                  -------        --------
                                                   67,359          65,915
                                                ----------       --------
                                               $1,016,873        $920,857
                                               ==========        ========
     CAPITALIZATION AND LIABILITIES
     Current Liabilities
        Notes payable to banks                   $140,000         $96,700
        Current portion of capital lease
         obligations                                2,001           1,965
        Accounts payable, customer deposits
         and accrued liabilities                  174,831         132,207
        Federal income and other taxes             13,756          11,884
                                                  -------         -------
                                                  330,588         242,756
                                                  -------         -------
     Other Liabilities
        Capital lease obligations                   4,075           4,396
        Deferred federal income taxes              77,586          75,248
        Unamortized investment tax credits          4,716           4,825
        Environmental remediation reserve          33,158          33,361
        Regulatory and other liabilities           35,111          34,355
                                                  -------         -------
                                                  154,646         152,185
                                                  -------         -------
     Capitalization
        Common shareholders' equity               262,683         256,969
        Preferred stock                                -                -
        Long-term debt                            268,956         268,947
                                                  -------         -------
                                                  531,639         525,916
                                                ----------       --------
                                               $1,016,873        $920,857
                                               ==========        ========





                  *Derived from audited financial statements.
            See the notes to the consolidated financial statements.


                        NUI Corporation and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                      Three Months Ended
                                                         December 31,
                                                       2000        1999


     Operating Activities
     Net income                                         $8,410     $7,637
     Adjustments to reconcile net income to net
     cash used in operating activities
        Depreciation and amortization                    7,923      7,620
        Deferred Federal income taxes                    2,338      1,272
        Amortization of deferred investment tax
         credits                                          (109)      (115)
        Other                                             (303)        857
        Effect of changes in:
        Accounts receivable, net                       (68,979)   (24,100)
        Fuel inventories                                  (473)     8,264
        Accounts payable, deposits and accruals         42,624     (5,194)
        Underrecovered purchased gas costs             (40,410)    (9,945)
          Other                                         18,039      3,389
                                                       -------    -------
       Net cash used in operating activities           (30,940)   (10,315)
                                                       -------    -------

     Financing Activities
     Proceeds from sales of common stock, net of            65         79
     treasury stock purchased
     Dividends to shareholders                          (3,236)    (3,163)
     Funds for construction held by trustee, net         7,865      1,196
     Notes receivable from Virginia Gas                 (9,000)       ---
     Principal payments under capital lease               (496)      (595)
     obligations
     Net short-term borrowings                          43,300     24,955
                                                       -------    -------
       Net cash provided by financing activities        38,498     22,472
                                                       -------   --------

     Investing Activities
     Cash expenditures for property, plant and
     equipment                                          (7,727)    (9,867)
     Investment in NUI Telecom                             ---       (688)
     Other                                                (938)        29
                                                       -------    -------
       Net cash used in investing activities            (8,665)   (10,526)
                                                       -------     ------
     Net increase in cash and cash equivalents         $(1,107)    $1,631
                                                        ======      =====
     Cash and Cash Equivalents
     At beginning of period                             $3,515     $1,561
     At end of period                                   $2,408     $3,192

     Supplemental Disclosures of Cash Flows
     Income taxes paid (refunds received), net          $1,736    $(3,385)
     Interest paid                                      $7,867    $ 6,815





            See the notes to the consolidated financial statements.




                        NUI Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

     1.  Basis of Presentation

     The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New
     York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc. (NUI Energy Solutions), an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; and NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary (see Note 3). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC). All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

     The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     2.  Common Shareholders' Equity

     The components of common shareholders' equity were as follows (dollars in thousands):

                                               December 31,  September 30,
                                               2000          2000


     Common stock, no par value                $215,549      $215,484
     Shares held in treasury                     (2,246)       (2,246)
     Retained earnings                           50,630        45,456
     Unearned employee compensation              (1,250)       (1,725)
                                                -------       -------
     Total common shareholders' equity         $262,683      $256,969
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

     The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets of NUI Telecom is approximately $5.5 million, which includes the additional earnings contingency noted above, and is being amortized on a straight-line basis over a 20-year period.

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

     The merger will be accounted for as a purchase, and is expected to close in the Spring of 2001. VGC had unaudited revenues of $12.2 million and operating income of $3.7 million for the year ended December 31, 2000.

     5.  Contingencies

     Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

     The Company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the Company or by other parties in the past. In New Jersey, the Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (NJBPU) and is currently conducting remedial activities at all six sites with oversight from the NJDEP. The Company also owns, or previously owned, 10 former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $33 million, which is the probable minimum amount that the Company expects to expend during the next 20 years. Of this reserve, approximately $29 million relates to the six New Jersey MGP sites and approximately $4 million relates to the 10 sites located outside New Jersey.

     The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. In New Jersey, the Company is currently recovering MGP-related expenditures on an annual basis through base rates and over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.5 million in environmental costs incurred between July 1, 1998 and June 30, 2000 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $35.6 million as of December 31, 2000, reflecting the future recovery of both incurred costs and future environmental remediation liabilities related to New Jersey MGP sites.
      The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

     Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $65.4 million annually.

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

     6.  Business Segment Information

     The Company's operations are organized and managed by three primary segments: Distribution Services, Energy Sales and Services and Customer Services. The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's NUI Energy and NUI Energy Brokers subsidiaries, as well as off-system sales made by NUI Energy Brokers on behalf of the utility divisions. The Customer Services segment reflects the operations of the Company's UBS and NUI Telecom subsidiaries, as well as appliance leasing, repair and maintenance operations. The Company also has corporate operations that do not generate any revenues.

     The following table provides information concerning the major segments of the Company for three-month periods ended December 31, 2000 and 1999. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region.

                                                  Three Months Ended
                                                       December 31,
         (Dollars in thousands)                   2000           1999

         Revenues:
           Distribution Services               $145,979     $109,135
           Energy Sales and Services            191,754      128,997
           Customer Services                      9,187        7,183
           Intersegment Revenues                (26,540)     (11,988)
                                               --------     --------
         Total Revenues                        $320,380     $233,327
                                               ========     ========
         Pre-Tax Operating Income:
           Distribution Services               $16,724      $16,271
           Energy Sales and Services             3,536        1,398
           Customer Services                      (193)         563
                                               -------      -------
         Total Pre-Tax Operating Income        $20,067      $18,232
                                               =======      =======


     A reconciliation of the Company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:
                                                      Three Months Ended
                                                          December 31,
       (Dollars in thousands)                           2000       1999

       Segment Pre-Tax Operating Income               $20,067      $18,232
       Non-segment pre-tax operating income (loss)       (491)          96
                                                      -------      -------
        Pre-Tax Operating Income                      $19,576      $18,328
                                                      =======      =======



                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data





                                                    Three Months Ended
                                                        December 31,
                                                     2000          1999
        Operating Revenues (Dollars in
        thousands)
        Firm Sales:
           Residential                              $74,764     $57,021
           Commercial                                35,031      25,662
           Industrial                                 3,810       2,363
        Interruptible Sales                          21,918      13,184
        Unregulated Sales                           167,959     118,867
        Transportation Services                       9,883      10,261
        Customer Service, Appliance Leasing
          and Other                                   7,015       5,969
                                                   --------    --------
                                                   $320,380    $233,327
                                                   ========    ========
        Gas Sold or Transported (MMcf)
        Firm Sales:
           Residential                                8,187       6,815
           Commercial                                 3,958       3,489
           Industrial                                   489         377
        Interruptible Sales                           3,463       3,591
        Unregulated Sales                            25,918      41,269
        Transportation Services                      10,482       8,449
                                                     ------      ------
                                                     52,497      63,990
                                                     ======      ======
        Average  Utility Customers Served
        Firm Sales:
           Residential                              352,081     347,696
           Commercial                                23,568      23,519
           Industrial                                   261         243
        Interruptible Sales                              49          47
        Transportation                                3,966       3,657
                                                    -------     -------
                                                    379,925     375,162
                                                    =======     =======
        Degree Days in New Jersey
        Actual                                        1,911       1,530
        Normal                                        1,817       1,829
        Percentage variance from normal           5% colder  16% warmer

        Employees (period end)                        1,124       1,060




                        NUI Corporation and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the Company). The Company is a multi-state energy sales, services and distribution, and telecommunications company. Its utility operations distribute natural gas and related services in six states along the eastern seaboard and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New
     York). The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc. (NUI Energy Solutions), an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; and NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary. The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC).

     Results of Operations

     Three-Month Periods Ended December 31, 2000 and 1999

     Net Income. Net income for the three-month period ended December 31, 2000 was $8.4 million, or $0.65 per share, as compared with net income of $7.6 million, or $0.60 per share, for the period ended December 31, 1999. The increase in the current period was primarily due to higher margins and other income, partially offset by higher operations and maintenance expenses, and interest expenses.

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

     The Company's operating revenues increased by $87.1 million, or 37 percent, for the three-month period ended December 31, 2000 as compared with the three-month period ended December 31, 1999. The Company's Distribution Services' revenue increased by approximately $36.8 million, mainly due to customer growth, weather that was colder compared to last year and an increase in gas prices (as discussed in Regulatory Matters below). Weather in New Jersey was approximately 5 percent colder than normal for the three-month period ending
     December 31, 2000, and was 25 percent colder compared to the prior year period. Energy Sales and Services revenue increased by $48.3 million, mainly due to increased volatility in gas prices thereby creating more opportunity for wholesale trading by NUI Energy Brokers, as well as a significant increase in gas prices. Customer Services' revenue increased by approximately $2.0 million, mainly due to the growth of NUI Telecom which was acquired in the middle of the quarter for the three-month period ended December 31, 1999 (see Note 3 of the Notes to the Consolidated Financial Statements).

     The Company's operating margins increased by $3.4 million, or 7 percent, for the three-month period ended December 31, 2000 as compared with the three-month period ended December 31, 1999. The Company's Distribution Services segment increased approximately $0.9 million as a result of customer growth and colder weather as compared to last year. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.5 million lower and $2.1 million higher in the fiscal 2001 and 2000 periods, respectively, than they otherwise would have been without such clauses. Operating margins from the Company's Energy Sales and Services segment increased by approximately $2.3 million, or 70 percent, primarily due to an increase of almost 99 percent in operating margins from NUI Energy Brokers as a result of continuing volatility in gas prices. This increase was partially offset by losses incurred from a weather derivative of approximately $0.5 million due to the colder than normal weather. Also offsetting this increase was a decrease in operating margins from NUI Energy, which had margins of $0.6 million in the three-month period ended December 31, 2000 compared to $0.8 million in the same period last year. Due to the recent surge in gas prices, NUI Energy's customers have opted to enter into month-to-month contracts rather than long-term contracts, thereby decreasing the mark-to-market value of these contracts compared to the prior year. Operating margins increased in the Customer Services segment by approximately $0.2 million, due to higher sales from UBS and NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements).

     Other Operating Expenses. Operations and maintenance expenses increased approximately $2.5 million, or 11 percent, for the three-month period ended December 31, 2000 as compared with the three-month period ended December 31, 1999. The increase was primarily the result of higher labor costs, operating expenses of NUI Telecom which was acquired mid-quarter in the previous year (see Note 3 of the Notes to the Consolidated Financial Statements), and higher technology and administrative costs. These increases are primarily driven by continuing investments in the Company's non-regulated businesses.

     Other Income and Expense.   Other income and expense increased
     approximately $0.9 million for the three-month period ended December 31, 2000 as compared with the three-month period ended December 31, 1999. The increase reflects improved results from TIC of approximately $0.5 million as a result of higher revenues from TIC's various sales programs.

     Interest Expense. Interest expense increased approximately $0.7 million, or 13 percent, due to higher levels of short-term debt necessary to finance the Company's purchases of natural gas. The continued dramatic rise in the cost of gas resulted in an average short-term debt balance of $119.8 million for the three-month period ended December 31, 2000 compared to $85.9 million in the previous year (see Financing Activities and Resources).

     Regulatory Matters

     The Company's City Gas division received approval from the Florida Public Service Commission (FPSC) on January 16, 2001, to increase its annual base rates by $5.13 million. The increase includes an interim increase of $1.64 million that was approved by the FPSC in October 2000. The Company originally requested a total rate increase of $7.2 million to cover the cost of service enhancements, system expansion and reliability improvements since City Gas' last base rate increase in 1996. The new rate level provides for an allowed return on equity of 11.5 percent and an overall allowed rate of return of 7.88 percent.

     On November 1, 2000, the New Jersey Board of Public Utilities (NJBPU) issued an order approving an increase in the New Jersey Purchased Gas Adjustment clause (PGA) of 17.3 percent. The rate increase was effective immediately and results in a revenue increase of approximately $47 million annually. In addition, the Company can increase the PGA by an additional 2 percent each month between December 2000 and April 2001 if actual gas costs warrant such increases and are approved by the NJBPU. Each of these monthly rate increases would add revenues of up to $6 million on an annual basis. The increased PGA was granted to cover the higher costs the Company has been paying for its natural gas purchases which have risen from about $2.50 per dekatherm in July 1999 to about $8.50 per dekatherm in January 2001 (see _Financing Activities and Resources_). The Company has implemented the additional 2 percent increases for December 2000 through February 2001. In a December 1 filing, the Company proposed the extension of the monthly 2 percent rate adjustments for an additional three months and authorization to record interest on its underrecovered gas balance. A decision by the NJBPU is expected in March 2001.

     The Company made a filing on January 16, 2001, with the FPSC requesting an increase in its maximum allowable PGA rate for its City Gas division by 34 percent to reflect the higher costs of gas incurred by the Company. On February 6, 2001, the FPSC approved the Company's request. Effective on that date the PGA rate was increased by 25 percent, reflecting wholesale gas costs incurred by the Company. This rate change will increase annual revenues by approximately $10 million.

     Financing Activities and Resources

     The Company's net use of cash in operating activities was $30.9 million and $10.3 million for the three-month periods ended December 31, 2000 and 1999, respectively. The change in the three-month period ended December 31, 2000 was due to a significant increase in unrecovered gas costs under the Company's purchased gas adjustment clause, the impact of higher gas prices on fuel inventory in storage, partially offset by the timing of payments to gas suppliers and reduction of prepaid expenses. As described under Regulatory Matters, gas prices have risen substantially over the past six months. Utilities pass through prudently incurred gas costs to customers through purchased gas adjustment clauses. In New Jersey, the Company remains severely underrecovered as the rates being paid for gas purchased for New Jersey customers exceed those allowed by the NJBPU to be passed on to customers through the New Jersey PGA. This has impacted operating cash flow and has required the Company to incur additional short-term borrowings. The Company is vigorously working with the NJBPU to address this substantial regulatory lag, and is seeking authorization to recover interest expense incurred to finance this lag.

     Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions. Due to the sharp increase in the cost of natural gas and the Company's inability to currently pass these costs on to customers, the Company may be required to raise funds through the addition of long-term debt or the issuance of an equity offering in order to continue to meet its near term obligations.

     Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $120.8 million at 6.9 percent for the three-month period ended December 31, 2000 and $85.9 million at 6.1 percent for the three-month period ended December 31, 1999. At December 31, 2000, the Company had outstanding notes payable to banks amounting to $140 million and available unused lines of credit amounting to $28.5 million. Notes payable to banks increased as of December 31, 2000 as compared to the balance outstanding at September 30, 2000, due the reasons discussed above.

     Long-Term Debt and Funds for Construction Held by Trustee. The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of December 31, 2000, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $13.5 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

     Common Stock. On November 12, 1999, the Company issued 113,200 shares of NUI common stock that was used for the purchase of NUI Telecom (see
     Note 3 of the Notes to the Consolidated Financial Statements).

     Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $71.7 million of cash dividends at December 31, 2000.

     Capital Expenditures and Commitments

     Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $7.9 million for the three-month period ended December 31, 2000 as compared to $10.5 million for the three-month period ended December 31, 1999. Capital expenditures are expected to be approximately $50 million for all of fiscal 2001, as compared with a total of $52.7 million in fiscal 2000. Included in the spending for fiscal 2001 is approximately $4 million to be spent by Virginia Gas Company (VGC) (a merger agreement to acquire VGC is pending- see below) in connection with their efforts to expand their pipeline and storage facilities. The Company anticipates closing on this acquisition in the Spring of 2001. As part of the merger agreement to acquire VGC, the Company may advance VGC up to $20 million prior to the completion of the merger to be used for the above construction. As of December 31, 2000, $16 million is outstanding under this agreement. The remaining capital expenditure budget of $46 million for fiscal 2001 will be used primarily for the continued expansion and upkeep of the Company's natural gas distribution system, as well as certain technology projects.

     Environmental. The Company owns or previously owned six former manufactured gas plant (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $33 million, which is the probable minimum amount that the Company expects it will expend in the next 20 years to remediate the Company's MGP sites. Of this reserve, approximately $29 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.5 million in environmental costs incurred between July 1, 1998, and June 30, 2000, is currently pending NJBPU approval. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

     Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $65.4 million annually.
     The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

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

     The merger will be accounted for as a purchase, and is expected to close in the Spring of 2001. VGC had unaudited revenues of $12.2 million and operating income of $3.7 million for the year ended December 31, 2000.

     Sale of Valley Cities Gas and Waverly Gas. On October 5, 2000, the Company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T will pay an additional $3 million to the Company should certain revenue targets be achieved. The transaction is expected to close during the latter portion of fiscal 2001 after all regulatory approvals have been obtained. For the three months ended December 31, 2000, VCW generated $2.8 million of operating revenues, $1.0 million of operating margin and $0.3 million of operating income.

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

     NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one day time horizon, as of December 31, 2000, NUI Energy Brokers' VaR was $50,000.

     Forward-Looking Statements

     This document contains forward-looking statements. These statements are based on management's current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions; competition from other providers of similar products; and other uncertainties, all of which are difficult to predict and some of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise.


                          PART II - OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NUI CORPORATION

                                          JOHN KEAN, JR.
     February 12, 2001                    President and Chief
                                          Executive Officer

                                          A. MARK ABRAMOVIC
     February 12, 2001                    Sr. Vice President, Chief
                                          Operating Officer & Chief
                                          Financial Officer